Form 10-K
period 2007-12-31
Guaranty Financial Group Inc.
filed 2008-02-29
CIK 1406081

File No. 001-33661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-33661

Guaranty Financial Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2421034
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 MoPac Expressway South
Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.00 Par Value per Share, non-cumulative	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities the Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer, “and” smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on December 31, 2007, was approximately $566,073,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant. As of February 29, 2008, there were 35,507,148 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

As filed with the Securities and Exchange Commission on February 29, 2008

i

PART I

Item 1.	Business

DESCRIPTION OF OUR BUSINESS

Overview

We are a holding company organized in 1986 as a Delaware corporation. Our primary operating entities are Guaranty Bank and Guaranty Insurance Services, Inc. We currently operate in four business segments:

•	Commercial banking,

•	Retail banking,

•	Insurance agency, and

•	Treasury, corporate and other.

Guaranty Bank, headquartered in Austin, Texas, is a federally-chartered savings bank that began operations in 1988. Guaranty Bank conducts consumer and business banking activities through a network of over 150 bank branches located in Texas and California and provides commercial banking products and services to diverse geographic markets throughout the United States. Guaranty Bank has consolidated total assets in excess of $16 billion and is one of the largest financial institutions headquartered in Texas. Guaranty Insurance Services, Inc., headquartered in Austin, Texas, is one of the largest independent agencies nationally and is a full service insurance agency emphasizing property and casualty insurance as well as fixed annuities. The insurance agency operates through 17 offices located in both Texas and California.

Our origins date back to 1938, when the original charter was given to Guaranty Building and Loan in Galveston, Texas. In late 1988, Temple-Inland Inc. (“Temple-Inland”) formed Guaranty Bank by acquiring three institutions, including what was then Guaranty Federal Savings and Loan Association. At that time, Temple-Inland’s existing insurance operations, which had begun in the late 1950s, were combined with the banking operations to create a financial services group as a part of Temple-Inland. These banking and insurance agency operations continued to grow during the last two decades, with over 30 acquisitions, and in the late 1990s, began to expand and acquire operations in California. On February 26, 2007, Temple-Inland announced its plans to spin-off Guaranty. We completed our spin-off from Temple-Inland on December 28, 2007.

We maintain a website at www.guarantygroup.com. Information found on our website is not intended to be a part of this report. All filings made by us with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after such filings are made.

The following chart presents the ownership structure of our primary operating entities. It does not contain all of our subsidiaries, some of which are immaterial entities. Our only significant subsidiaries are Guaranty Holdings Inc. I and Guaranty Bank. All subsidiaries shown are 100% owned by their immediate parent.

Our Strategy

Our primary operating philosophy is to maximize long-term stockholder value by growing sustainable client relationships and delivering our products with extraordinary service. We have a commitment to:

•	create outstanding long-term value for our stockholders,

•	improve the financial success of the people and businesses in the markets we serve,

•	make a significantly positive impact in the communities where our customers reside and work, and

•	attract, develop, and retain superior employees.

Our core values, listed below, describe our corporate culture and how we operate our business:

•	We conduct our business with the highest degree of integrity, honesty, and efficiency,

•	We manage our customers’ assets with care,

•	We show mutual respect to our clients, our neighbors, and our fellow employees,

•	We are passionate about our business, we play to win, and we have fun,

•	We are empowered to make decisions that provide creative solutions for our customers, and

•	We are entrepreneurial in our actions.

Our specific business strategies are to:

•	Grow our commercial lending franchise. Our commercial lending group has emphasized targeting certain industries and product types in which we have expertise. We will continue to serve niche industries in select markets across the country with experienced personnel who can add value to our customer relationships.

•	Grow our retail franchise in Texas and California. We will continue to invest in relocating existing bank branches and in opening new branches in the high growth areas of our existing markets. We will also build upon our consumer and small business lending capabilities. We believe these activities along with strategic mergers and acquisitions will enable us to grow our business in each of the markets we will serve.

•	Increase fee income. We will continue to emphasize our deposit services, annuities and mutual funds, insurance products, and other products and services that can be provided to our clients to deepen the relationship.

•	Provide distinctive customer service. We must retain and attract individuals who understand the financial needs of our customers and are experienced and trained to provide customized solutions.

•	Improve operating efficiency. We must continually review our business practices to assure we are operating as efficiently as possible.

•	Maintain strong credit and risk standards. We will maintain the strong and effective approach to risk management that has been a foundation of our operating culture.

We believe our corporate culture and business strategies allow us to distinguish ourselves from other financial institutions operating in Texas and California and successfully attract and retain relationships with businesses and individual customers.

Business Segments

We operate in four business segments.

Commercial banking

Commercial banking operates out of a primary production office in Dallas, with satellite production offices in Houston, Austin, San Antonio, Los Angeles, Sacramento, and San Diego. We offer banking services to business and commercial customers including financing for commercial real estate, multifamily and homebuilder construction, mortgage warehouse financing, senior housing, middle market businesses and companies engaged in the energy industry. We provide lines of credit, working capital loans, acquisition, expansion and development facilities, borrowing base loans, real estate construction loans, regional and national homebuilder loans, term loans, equipment financing, letters of credit, and other loan products. The commercial loans we provide are diversified by product, industry, and geography. We lend to nationally known corporations, regional companies, oil and gas producers, top tier real estate developers, mortgage lenders, manufacturing and industrial companies, and other businesses. We have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes, and economic trends. The chart below indicates the primary and other markets where our commercial banking group focuses its efforts.

In each of these markets, we monitor pertinent factors such as industry, sector, geographic, and market conditions for concentrations of credit risk. In particular, for these states shown that exceed five percent of total loans, we benefit from diversification by loan purpose, product type, location, and sector.

We focus on specific industries and specialties in which we have expertise and lend on a national basis. The chart below shows the composition of our lending portfolio at year-end 2007.

Our residential housing portfolio exceeds $5 billion and includes adjustable rate single-family mortgages and loans to finance single-family, multifamily and senior housing construction and loans to finance mortgage warehouse activities. Our commercial real estate portfolio is approximately $2 billion and includes financing for the construction of office, retail, and industrial properties.

The commercial business and energy lending portfolios exceed $2 billion. Commercial and business loans are typically secured by various business and commercial assets principally in Texas and California, but also throughout the United States. Energy loans are typically secured by reserve-based oil and gas collateral, primarily located in Texas, Oklahoma, California, and Louisiana.

Our commercial customers are also able to use our corporate investment services, commercial deposit accounts, and treasury management services, including remote deposit capabilities.

Guaranty Bank maintains formal loan policies, and a committee of the Bank’s board of directors oversees loan approval authorities and credit underwriting standards. Our lending activities are subject to lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including our overall relationship with the borrower. In general, the maximum amount we may loan to any one borrower is 15% of Guaranty Bank’s unimpaired capital and surplus.

The principal economic risk associated with lending is the creditworthiness of the borrower. General economic factors affecting a borrower’s ability to repay include interest rates, inflation, collateral valuations, and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers, and employees. Many of our commercial loans are made to medium-sized businesses, that are sometimes less able to withstand competitive, economic, and financial pressures than larger borrowers. In periods of economic weakness, these businesses may be more adversely affected than larger enterprises, which may cause increased levels of non-accrual or other problem loans and higher provision for loan losses. To mitigate this risk we have adopted policies, procedures, and standards that help identify problem areas and allow corrective action to be taken on a timely basis.

Our primary commercial banking competitors are the very large national banking organizations such as Wells Fargo, Bank of America, Comerica, JPMorgan Chase, and Wachovia.

Retail banking

We offer a broad range of retail banking services to consumers and small businesses including deposits, loans, and non-deposit investment products. We also offer an array of convenience-centered services, including telephone and Internet banking, debit cards, and direct deposit. We are associated with a nationwide network of automated teller machines of other financial institutions that enables our customers to use ATM facilities throughout the United States and around the globe.

We offer a variety of deposit accounts to our consumers and businesses, including savings, checking, interest-bearing checking, money-market, and certificates of deposit. The primary sources of deposits are residents and businesses located in our Texas and California markets. We have over 100 branches in Texas concentrated in the Austin, Dallas/Fort Worth, Houston, and San Antonio metropolitan areas. We have over 50 branches in California concentrated in the Inland Empire and Central Valley regions of that state. Our California office locations are proximally located in and around the cities of San Diego, Palm Springs, Riverside, Sacramento, Stockton, and Bakersfield. These markets have very attractive consumer and business demographics including eight of the top 25 population growth markets in the country. The chart below provides a breakdown of deposits by state at year-end 2007 and the maps below indicate the areas of Texas and California where we have retail operations.

State	Total Deposits
(In billions)
Texas	$6.4
California	2.4

$8.8

To attract deposits, we employ a marketing plan in our service areas that features a broad product line and competitive rates and services. Our marketing plan includes advertising programs as well as personal solicitation by our employees, officers and directors. Over 45% of our deposit balances are either checking or money market accounts. Additionally, a large portion of our certificates of deposit accounts represent significant long-term customer relationships. We do not generally raise deposits through brokers.

We loan to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.

We provide, through a non-affiliated registered broker-dealer and through licensed agents, non-deposit investment products such as mutual funds and variable annuity products for which we receive a commission.

Our primary retail banking competitors include the large national banking organizations that operate in Texas and California as well as the smaller local community banks, savings and loans and credit unions.

Insurance agency

Through our 17 branch offices in Texas and California, we offer property and casualty insurance and life insurance. In providing these products, we act as an agent for the third-party insurance companies and their underwriters. We do not underwrite these risks, nor do we provide the insurance coverage. We work with over 400 insurance companies. Our compensation is in the form of a commission paid by the insurance companies. Our agency also sells fixed annuity products through our retail bank branches. The markets served by the insurance agency generally follow the geographic footprint of our retail banking operations. The maps below show our existing insurance agency offices.

Treasury, corporate and other

This segment includes activities we perform to manage our liquidity needs and provide attractive risk adjusted returns. We borrow from the Federal Home Loan Bank of Dallas and other third parties and invest in what we believe to be low risk variable rate mortgage-backed securities. This segment also includes expenses we do not allocate to other segments.

Customers and Relationships

We believe that the large economies in Texas and California provide a significant opportunity to build a successful, locally-oriented banking franchise. Currently we serve approximately 275,000 retail customers. These customers rely on us for deposit, lending, and non-deposit investment products. These relationships are the foundation upon which we continue to build a strong consumer client base. Our recent addition of a consumer lending platform is expected to provide customer acquisition opportunities and to increase our product cross-marketing.

We provide commercial banking services to approximately 500 medium to large corporate and business customers. These business customers, including real estate developers, homebuilders and oil and gas producers, have been developed through our relationship officers who have knowledge and expertise in these market segments.

We have approximately 36,000 insurance agency customers, and we actively cross-sell our products and services to commercial customers of the bank and our insurance agency.

Markets and Trends

We believe that Texas and California are two of the best states for offering banking and insurance services. Population growth in both states is creating a growing demand for financial services. The U.S. Census Bureau projects that Texas and California will account for about 30% of the total U.S. population growth between now and 2030. We currently have over 100 bank branches and eight insurance offices in Texas and over 50 bank branches and nine insurance offices in California.

Our Texas locations are concentrated in the Austin, Dallas/Fort Worth, Houston, and San Antonio metropolitan areas. We also have an integrated network of bank branches within the central and eastern regions of the state.

Our California locations are concentrated in the Inland Empire and Central Valley regions of that state. California office locations are located in and around the cities of San Diego, Palm Springs, Riverside, Sacramento, Stockton, and Bakersfield.

We are committed to expanding our operations in the markets we currently serve by providing convenient access for our customers and attracting new customers in these growing regions. However, our increased distribution strategy will not be limited to opening new offices, but will include acquiring branches as well as acquiring banks and insurance agencies in the markets we serve, provided such acquisitions meet our financial and strategic requirements.

Guaranty Bank’s commercial lending is geographically dispersed throughout the United States, with a concentration in Texas, California, Florida, Arizona, and Georgia. We perform significant research and analysis to understand the current and future prospects for each market. Additionally, we monitor business conditions to provide additional data regarding the economic condition of the area.

Competition

Based on deposit market share, we are one of the ten largest financial institutions in Texas and have a significant presence in the Central Valley and Inland Empire regions of California. We face significant competition in all of the products we offer and geographic markets we serve. Our competitors include commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, credit card companies, captive and independent insurance agencies, as well as other investment firms and advisors. Many of our competitors are larger, well established and have greater financial resources.

Supervision and Regulation

We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and insurance agencies. This regulatory framework is primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole rather than for the protection of stockholders and creditors.

As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision, or OTS. Guaranty Bank is subject to regulation and examination by the OTS (its primary federal regulator) as well as the Federal Deposit Insurance Corporation, or FDIC. Guaranty Insurance Services, Inc. is also subject to various federal and state laws and regulations. We also engage in real estate brokerage services and are subject to licensing and oversight of state regulators with jurisdiction over these activities.

We are a legal entity separate and distinct from our banking and nonbanking subsidiaries. Our principal sources of funds are cash dividends paid by our subsidiaries, investment income, and borrowings. Guaranty Bank has a policy to remain “well-capitalized.” Federal laws limit the amount of dividends or other capital distributions that a banking institution can pay. In some cases, Guaranty Bank must file an application or notice with the OTS at least 30 days before it can pay dividends to us.

We are not currently subject to any explicit regulatory capital requirements, but Guaranty Bank is subject to OTS capital requirements. Federal statutes and OTS regulations have established four ratios for measuring an institution’s capital adequacy: a “leverage” ratio — the ratio of an institution’s Tier 1 capital to adjusted tangible assets; a “Tier 1 risk-based capital” ratio — an institution’s adjusted Tier 1 capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio — the percentage of total risk-based capital to total risk-weighted assets; and a “tangible equity” ratio — the ratio of tangible capital to total tangible assets.

Federal statutes and OTS regulations have also established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized when its risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its leverage ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of December 31, 2007, Guaranty Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as a well-capitalized institution.

We actively follow the progress of the U.S. banking agencies in their efforts to develop a new set of regulatory risk-based capital requirements. The new requirements are commonly referred to as Basel II or the New Basel Capital Accord. We are evaluating these proposed standards to understand how they may affect our capital requirements. We are also reviewing the appropriateness of our internal measurements of credit risk, market risk, and operational risk. We are assessing the potential effects the New Basel Capital Accord may have on our business practices as well as broader competitive effects within the industry.

We are a grandfathered “unitary savings and loan holding company,” as defined by federal law, and may not acquire control of another savings association without OTS approval. The Gramm-Leach Bliley Act, or GLBA, generally restricts any non-financial entity from acquiring us, unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Because we were a savings and loan holding company prior to May 4, 1999, we may engage in activities not otherwise permissible for a savings and loan holding company and may acquire non-financial subsidiaries. We may not be acquired by a savings and loan holding company, bank holding company, financial holding company, or by any individual without the approval of our governing regulatory agency. In any case, the public must have an opportunity to comment on any proposed acquisition, and that agency must complete an application review. Without prior approval from the OTS, we may not acquire more than five percent of the voting stock of any savings institution.

The FDIC insures the deposits of Guaranty Bank to the applicable maximum in each account, and such insurance is backed by the full faith and credit of the United States government. Prior to March 31, 2006, the FDIC administered two separate deposit insurance funds, the Bank Insurance Fund, or the BIF and the Savings Association Insurance Fund, or the SAIF. In accordance with federal deposit insurance reform legislation enacted in February 2006, the FDIC merged the BIF and the SAIF into a newly created Deposit Insurance Fund, or the DIF, effective March 31, 2006. Effective January 1, 2007, the FDIC modified its system for setting deposit insurance assessments. In addition to the capital and supervisory factors of the former system, assessment rates under the new system will be determined by an institution’s examination rating and either its long-term debt ratings or certain financial ratios.

The federal deposit insurance reform legislation also increases the amount of deposit insurance coverage for retirement accounts, allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010, and provides the FDIC more flexibility in setting and imposing deposit insurance assessments.

Numerous regulations promulgated by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, affect the business operations of Guaranty Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, home ownership and equity protection, and availability of funds. Under Federal Reserve Board regulations, Guaranty Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase Guaranty Bank’s cost of funds.

The GLBA includes provisions that give consumers protections regarding the transfer and use of their nonpublic personal information by financial institutions. In addition, states are permitted under the GLBA to have their own privacy laws, which may offer greater protection to consumers than the GLBA. Numerous states in which we do business have enacted such laws.

The Bank Secrecy Act and the USA PATRIOT Act include numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the USA PATRIOT Act.

The Community Reinvestment Act, or CRA, requires that Guaranty Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, we received an “outstanding” CRA rating from the OTS.

The non-affiliated registered broker-dealer that sells investment products through our branches maintains its own compliance monitoring program. In addition, we have developed our own compliance-monitoring program to ensure our employees deliver products in a manner consistent with the various laws governing these activities.

Although our lending activities expose us to some risk of liability for environmental hazards, we do not currently have any significant liabilities for environmental matters.

Employees

We have about 2,500 employees of which about 2,300 are full time. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this annual report. We have separated the risk factors into two groups: (1) risks relating to our business, and (2) risks relating to ownership of our common stock. Based on the information currently known to us, we believe the following information identifies the most significant risk factors relating to our company. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock would likely decline.

Risks Relating to Our Business

Changes in interest rates affect our business and profitability.

Changes in interest rates are not predictable or controllable. The majority of our assets and liabilities are monetary in nature and are affected by changes in interest rates. Like most financial institutions, changes in interest rates affect our net interest income as well as the value of our assets and liabilities. A significant change in the general level of interest rates may adversely affect our net interest margin because our interest-bearing assets and liabilities do not necessarily reprice at the same time or in the same amounts. In addition, periodic and lifetime caps may limit interest rate changes on our mortgage-backed securities and loans that pay interest at adjustable rates.

Additionally, changes in interest rates affect the demand for our loan, deposit, and other financial products. An increase in interest rates may reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in interest rates will likely affect our net interest income and our overall results.

Declining real estate values, particularly in California, may cause borrowers to default on loans and leave us unable to fully recover our loans.

A large portion of our loans are secured by real estate. Real estate values and real estate markets are generally affected by fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, acts of nature, and changes in national, regional and local economic conditions. When real estate prices decline, the value of real estate collateral securing our loans is reduced. Values of certain types of real estate, particularly undeveloped land, single-family residential lots, and new home construction have declined recently in certain parts of the country. As a result, we increased our allowance for loan losses. We may be forced to further increase our allowances for loan losses and suffer additional loan losses if real estate values decline further, or we are not able to recover on defaulted loans by foreclosing and selling the real estate collateral, or by completing development or construction.

Approximately one-half of our single-family residential loans are secured by real estate in California. We would be adversely affected by a significant reduction in the value of real estate in California that serves as collateral for our loans. We may be forced to increase our allowance for loan losses and may suffer additional loan losses as a result of any such reduction in collateral values. The adverse impact from a reduction in real estate values in California may be greater for us than that suffered by other financial institutions with a more geographically diverse loan portfolio.

Additionally, we have a significant investment in private issuer mortgage-backed securities. Deterioration in the value of single-family homes may cause borrowers to default on the mortgages underlying these securities. In the cash flow distribution from the underlying assets, our securities are senior to subordinate tranches. However, losses from the underlying loans could eliminate the subordinate tranches. In that case, our securities would begin to become impaired. If we were to conclude we would not fully recover all contractual amounts due on the securities, we would record charges to reduce the carrying amount of the securities, which would reduce our earnings and our regulatory capital.

If our allowance for loan losses is not sufficient to cover actual loan losses, our profitability could decrease.

Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of current economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover incurred losses in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

Our loan portfolio lacks diversity, which exposes us to a greater risk of loss from isolated events and individual market adjustments.

Commercial real estate, homebuilder construction, multifamily, commercial and business, and energy loans, which represent two-thirds of our loan portfolio, generally expose a lender to greater risk of loss than single-family mortgage loans because such loans involve larger loan balances to single borrowers or multiple borrowers in specific industries. The repayment of commercial and business loans often depends on the successful operations and income streams of the borrowers and for commercial real estate loans, repayment is also dependent on the completion and successful lease up, sale or refinancing of the property. Although the majority of our energy loans are collateralized by oil and gas reserves, significant changes in energy prices or unsuccessful hedge programs by our borrowers could affect collateral values. Many of our commercial real estate or multifamily borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan, credit relationship, or geographic market can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family mortgage loan.

We have not acquired a significant amount of mortgage loans from our correspondent mortgage warehouse borrowers since we commenced this activity in 2007, and have experienced decreases in our mortgage-backed securities investments; if this continues, our earning assets and interest income could decrease.

We have developed the capability to acquire mortgage loans from correspondent mortgage warehouse borrowers. The correspondent mortgage business is very competitive, and the current market environment is not generally conducive to significant production of non-agency adjustable-rate mortgages, which we generally hold. Our single-family loan portfolio will decline in size if market conditions continue to inhibit our ability to acquire loans from our correspondent lending activities. Additionally, if we choose not to acquire additional mortgage-backed securities, our investment portfolio will decrease. The resulting decreases in total loans or securities would result in lower net interest income.

Current market conditions may limit our ability to raise regulatory capital.

We may desire to raise funds by issuing financial instruments, such as additional subordinated notes payable to trust, as a source for our regulatory capital at Guaranty Bank. We may also desire to seek capital infusions in the form of debt or equity investments, as market and economic conditions may require. Current market conditions are unfavorable for the issuance of such instruments. We may be unable to raise additional funds, may find the costs associated with such issuances are too high, or may find the dilutive effect of such capital infusions may be significant to current holders of our securities. This could limit our ability to grow earning assets, or make growth less profitable.

Recent volatility in the credit markets could limit our ability to grow our earning assets and could increase our credit losses.

Credit markets have recently experienced difficult conditions and volatility, including the well-publicized concerns in the sub-prime mortgage market as well as related financings. Market uncertainty increased dramatically and expanded into other markets, including leveraged finance, and other segments of mortgage finance. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio will ultimately be affected, these factors could adversely affect our ability to grow our earning assets and could increase our credit losses.

As a savings bank pursuant to the Home Owners’ Loan Act, or HOLA, Guaranty Bank is required to maintain a certain percentage of its total assets in HOLA-qualifying loans and investments, which limits our asset mix and could limit our ability to increase the yield on our earning assets.

A savings bank or thrift differs from a commercial bank in that it is required to maintain 65% of its total assets in HOLA-qualifying loans and investments, such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate. To maintain our thrift charter we have to pass the Qualified Thrift Lender test, or QTL test. The QTL test limits the extent to which we can grow our commercial loan portfolio. Accordingly, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial loan portfolio and our single-family loan portfolio declines, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms might not be attractive. Alternatively, we could find it necessary to pursue different structures, including changing Guaranty Bank’s thrift charter to a commercial bank charter.

Our business strategy of shifting our asset mix to reduce the residential mortgage loan portfolio and increase commercial and consumer loans exposes us to greater credit risk.

Our asset mix has shifted, resulting in reductions in our residential mortgage loan portfolio and increases in our commercial portfolio. Additionally, we have plans to increase our consumer loan portfolio. Commercial and consumer lending typically results in higher yields than traditional residential mortgage lending. However, it also typically entails more credit risk. Generally speaking, the losses on commercial and consumer portfolios are more volatile and less predictable than residential mortgage lending, and consequently, the credit risk associated with such portfolios is higher.

The business segments in which we operate are highly competitive and competitive conditions may negatively affect our ability to maintain or increase our market share and profitability.

Our operations are in highly competitive markets and a number of entities with which we compete are substantially larger and have greater resources. We compete with commercial banks, savings and loan associations, credit unions, mortgage banks, other lenders, and insurance agencies, many of which are larger and have greater resources. Any improvement in the cost structure or service of our competitors will increase the competition we face. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and product features in recent years has intensified pressure on margins and production levels and has increased the level of competition in many of our business lines.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

We are subject to regulation, supervision, and examination by federal banking and state insurance authorities. The regulations enforced by these authorities are intended to protect customers and federal deposit insurance funds, not creditors, stockholders, or other security holders. Regulations affecting banks and financial services companies are continuously changing, and any change in applicable regulations or federal or state legislation could have a negative effect on our operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by federal savings banks and their holding companies (including the power to appoint a conservator or receiver for such banks) or to require changes in various aspects of their operations at any time, including restrictions on the payment of dividends to the parent company. Any exercise of such regulatory discretion could have a negative effect on our financial condition or the results of our operations.

We may not be able to pay dividends if we are not able to receive dividends from Guaranty Bank.

Cash dividends from Guaranty Bank would be the principal source of funds for paying cash dividends on our common stock. Unless we receive dividends from Guaranty Bank, we may not be able to pay dividends. Guaranty Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. Additionally, we may choose for Guaranty Bank to retain its earnings in order to meet regulatory capital requirements.

Our information systems may experience an interruption or breach in security that could expose us to liability or loss.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan, insurance, and other systems. While we have policies and procedures designed to prevent or limit the effect of any such failure, interruption or security breach, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We may be unable to achieve some or all of the benefits that we expect to achieve from being a stand-alone public company.

We may not be able to achieve the full strategic and financial benefits that we expect as a stand-alone public company, or such benefits may be delayed or may not occur at all. There can be no assurance that analysts and investors will regard our corporate structure or business model as appropriate or competitive. Additionally, we will incur costs in excess of the amounts allocated to us by Temple-Inland, such as information technology costs, director and officer liability insurance costs, director fees, and corporate administrative costs.

We have very little operating history as an independent, publicly-traded company upon which you can evaluate our performance and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

We have very limited experience operating as an independent, publicly-traded company and performing various public company administrative functions, including human resources, tax administration, registrant filing responsibilities (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934), investor relations, information technology and telecommunications services, as well as the accounting for some items such as equity compensation and income taxes. We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded company, and we may experience increased costs as an independent publicly traded company. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets.

Our agreements with Temple-Inland and Forestar may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

The agreements that we have entered into related to our spin-off from Temple-Inland, including the separation and distribution agreement, employee matters agreement, tax matters agreement and transition services agreement, were prepared in the context of our spin-off from Temple-Inland while we were still part of Temple-Inland and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. In many cases, these agreements extend into future periods, and relate to, among other things, future services provided by us to Temple-Inland and purchased by us from Temple-Inland, contractual rights, indemnifications and other obligations between Temple-Inland, Forestar and us.

Our historical financial information is not necessarily indicative of our results as a separate company and, therefore, may not be reliable as an indicator of our future financial results.

Our historical financial information has been created using our historical results of operations and historical bases of assets and liabilities as part of Temple-Inland. This historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

It is also not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. Our historical financial information does not reflect changes that may occur in our cost structure, financing and operations as a result of the spin-off. These changes might include increased costs associated with reduced economies of scale and purchasing power.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant U.S. federal income tax liabilities.

Temple-Inland received a private letter ruling from the IRS that the spin-off, if completed as described in the ruling request, qualified for tax-free treatment under applicable sections of the IRS Code. In addition, Temple-Inland received an opinion from tax counsel that the spin-off so qualified. The IRS ruling and the opinion rely on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions, and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

If the spin-off failed to qualify for tax-free treatment, Temple-Inland would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value at the date of the spin-off, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax matters agreement between Temple-Inland and us, we would generally be required to indemnify Temple-Inland against any tax resulting from the distribution to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us, or (3) any of our representations or undertakings being incorrect or violating provisions of the tax matters agreement. Our indemnification obligations to Temple-Inland and its subsidiaries, officers, and directors are not limited by any maximum amount. If we are required to indemnify Temple-Inland or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

We must abide by certain restrictions to preserve the tax-free treatment of the spin-off and may not be able to engage in desirable acquisitions and other strategic transactions following the spin-off.

To preserve the tax-free treatment of the spin-off to Temple-Inland, under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in specified circumstances, from:

•	issuing equity securities for cash,

•	acquiring businesses or assets with equity securities, or

•	engaging in mergers or asset transfers that could jeopardize the tax-free status of the distribution.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

The ownership by our chairman, our executive officers and some of our other directors of common stock, options or other equity awards of Temple-Inland or Forestar may create, or may create the appearance of, conflicts of interest.

Because of their former positions with Temple-Inland, our chairman, substantially all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, and some of our non-employee directors, own shares of common stock of Temple-Inland, options to purchase shares of common stock of Temple-Inland or other Temple-Inland equity awards. Additionally, as a result of Temple-Inland’s distribution of shares of Forestar Real Estate Group, or Forestar, these officers and non-employee directors also own shares of common stock, options to purchase shares of common stock and other equity awards in Forestar. The individual holdings of shares of common stock, options to purchase shares of common stock or other equity awards of Temple-Inland and Forestar may be significant for some of these persons compared to their total assets. In light of our continuing relationships with Temple-Inland and Forestar, these equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Temple-Inland or Forestar in ways that do not benefit or affect us in the same manner.

Risks Relating to Our Common Stock

Our common stock has limited trading history. The market price of our shares may fluctuate widely as a result of our short history as a stand-alone company.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	a shift in our investor base because previous investors in Temple-Inland may not desire to continue their investments in a financial services related company;

•	actual or anticipated fluctuations in our operating results, particularly in light of recent market conditions for real estate and mortgage-backed securities;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock after the distribution;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating or financial performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Substantial sales of our common stock may occur for several months following the spin-off, which could cause our stock price to decline.

The shares of our common stock that Temple-Inland distributed to its stockholders generally may be sold at any time in the public market. Although we have no actual knowledge of any plan or intention on the part of any stockholder to sell our common stock, it is possible some of our stockholders, including possibly some of our largest stockholders, may sell our common stock received in the distribution for various reasons, including that our business profile or market capitalization as an independent, publicly-traded company does not fit their investment objectives. Moreover, index funds tied to the Standard & Poor’s 500 Index, the Russell 1000 Index and other indices that held shares of Temple-Inland common stock will likely be required to sell the shares of our common stock they receive in the distribution. Also, some employees of Temple-Inland and Forestar may be unwilling to hold our common stock received in the distribution in their 401(k) plan accounts. The sales of significant amounts of our common stock may result in the lowering of the market price of our common stock.

Your percentage ownership in our common stock may be diluted in the future because of existing equity awards on our common stock, and future capital raising activities.

Your percentage ownership in our common stock may be diluted in the future because of equity awards on our common stock to our directors and officers and directors and officers of Temple-Inland and Forestar as a result of conversion of Temple-Inland awards outstanding at the date of the spin-off. Additionally, we have an approved Stock Incentive Plan, which provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights, phantom equity awards and other equity-based awards to our directors, officers and other employees. In the future, we may issue additional equity securities, subject to limitations imposed by the tax matters agreement, in order to fund working capital needs, regulatory capital requirements, capital expenditures and product development, or to make acquisitions and other investments, which may dilute your ownership interest.

The terms of our spin-off from Temple-Inland, anti-takeover provisions of our charter and bylaws, as well as Delaware law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of our spin-off from Temple-Inland could delay or prevent a change of control that you may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement we have entered into with Temple-Inland and Forestar, we would be required to indemnify Temple-Inland and Forestar for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

In addition, our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, and other terms of the classified or reclassified shares. Our board of directors could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be considered favorably by our stockholders. Our certificate of incorporation and bylaws also provide for a classified board structure.

Our bylaws provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a stockholders meeting may be made only in the notice of the meeting, by our board of directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Delaware law, business combinations, including issuances of equity securities, between us and any person who beneficially owns 15% or more of our common stock or an affiliate of such person, are prohibited for a three-year period unless exempted by the statute. After this three-year period, a combination of this type must be approved by a super-majority stockholder vote, unless specific conditions are met or the business combination is exempted by our board of directors.

In addition, we have entered into a stockholder rights agreement with a rights agent that provides that in the event of an acquisition of or tender offer for 20% or more of our outstanding common stock, our stockholders will be granted rights to purchase our common stock at a significant discount. The stockholder rights agreement could have the effect of significantly diluting the percentage interest of a potential acquirer and make it more difficult to acquire a controlling interest in our common stock without the approval of our board of directors to redeem the rights or amend the stockholder rights agreement to permit the acquisition.

Additional Risks

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations, the spin-off, or the trading price of our common stock.

The risks and uncertainties we face are not limited to those set forth in the risk factors described above. Although we believe that the risks identified above are our material risks in each of these categories, our assessment is based on the information currently known to us. Additional risks and uncertainties that are not presently known to us or that we do not currently believe to be material, if they occur, also may materially adversely affect our business, financial condition or results of operations, or the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own a 435,000 square foot office building in Austin, Texas and we lease 150,000 square feet in an office building in Dallas, Texas. We lease about 195,000 square feet of the Austin office building to Temple-Inland and about 23,000 square feet to Forestar pursuant to a lease that expires in 2013.

We own the land and premises for 107 of our banking center branches; lease the land and own the premises for one of our banking center branches and lease the remaining 51 banking center branches.

We believe that our properties are adequate for our present needs.

Item 3.	Legal Proceedings

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flow in any one accounting period.

In 2007, a class was certified in an action in California related to our former mortgage banking operations. The action alleged violations of the state’s laws related to the time a mortgage company must file a lien release following repayment of a mortgage loan. The court subsequently dismissed the case, though the plaintiff has appealed the dismissal. The matter is pending action by the appeals court. We have established reserves we believe are adequate for this matter, and we do not anticipate the outcome will have a material adverse effect on our financial position or long-term results of operations or cash flows.

As a result of our participation in the Visa USA (“Visa”) network — principally related to ATM and debit cards — we own 0.013% of Visa for which we have no carrying value. Visa has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. In preparation for the offering, the Visa bylaws were modified in fourth quarter 2007 to provide for indemnification of Visa by its members for any ultimate losses related to certain existing litigation, described further in Visa’s registration statement. At the offering date, Visa members will place their ownership interest in escrow for a period of three years, and it is expected that any indemnification obligations will be funded by the escrowed ownership interest. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters. We have accrued our estimate of the fair value of our indemnification obligation, which we believe is insignificant. One of the matters settled prior to year-end 2007 and Visa had announced its estimate of the probable loss for another. However, several of the litigation matters are only in the very early stages of discovery, and it is impossible to determine the probable loss on those matters at this time. Though we expect the ultimate value of our membership interest to exceed our indemnification obligations, further accruals may be necessary depending on how the litigation matters proceed.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders in fourth quarter 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock began regular way trading on the New York Stock Exchange on December 31, 2007 following the completion of our spin-off from Temple-Inland Inc. As such, the following table reflects only a single day of trading. We do not yet have a dividend record as an independent publicly-traded company. We discuss our Dividend Policy below.

	2007
	Price Range
	High	Low

December 31, 2007	$16.58	14.38
For the Year	$16.58	14.38

Shareholders

Our stock transfer records indicated that as of February 29, 2008, there were approximately 35,507,148 holders of record of our Common Stock.

Dividend Policy

We will consider returning value to stockholders in the form of dividends, but only if and to the extent declared by our board of directors and permitted by applicable law. Cash dividends from Guaranty Bank would be the principal source of funds for paying cash dividends on our common stock. Unless we receive dividends from Guaranty Bank, we may not be able to pay dividends. Guaranty Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. The declaration and payment of dividends will be at the sole discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements (including compliance with the IRS private letter ruling), regulatory constraints that may limit the ability of Guaranty Bank to pay dividends to us, industry practice and other factors that our board of directors deems relevant. Guaranty Bank would not pay dividends to the extent payment of the dividend would result in it not being “well-capitalized” under capital adequacy standards of the Office of Thrift Supervision, or OTS. If we do declare a dividend, there can be no assurance that we will continue to pay dividends.

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	2007	2006(a)(b)	2005(b)	2004(b)	2003
	(Dollars in millions, except per share data)

For the year:
Interest income	$996	$997	$800	$718	$728
Interest expense	(605)	(585)	(404)	(312)	(346)

Net interest income	391	412	396	406	382
(Provision) credit for credit losses	(50)	(1)	(10)	12	(43)
Noninterest income	157	168	180	267	370
Noninterest expense	(372)	(388)	(384)	(534)	(539)
Income tax expense	(48)	(70)	(66)	(56)	(61)

Net income	$78	$121	$116	$95	$109

Dividends paid to Temple-Inland	$35	$135	$25	$100	$166
Return on average assets	0.49%	0.72%	0.71%	0.56%	0.61%
Return on average stockholders’ equity	7.52%	11.67%	11.97%	10.00%	11.37%
Earnings per common share(c):
Income from continuing operations:
Basic and diluted	$2.20	n/a	n/a	n/a	n/a
Diluted with share awards (proforma, unaudited)	2.16	n/a	n/a	n/a	n/a
Average shares outstanding:
Basic and diluted	35.4	n/a	n/a	n/a	n/a
Diluted with share awards (proforma, unaudited)	36.1	n/a	n/a	n/a	n/a
At year-end:
Loans, net	$9,928	$9,617	$9,845	$9,618	$9,025
Assets	16,796	16,252	17,692	16,120	17,300
Deposits	9,375	9,486	9,201	8,964	8,698
Preferred stock issued by subsidiaries	—	305	305	305	305
Subordinated notes payable to trust	314	142	—	—	—
Long-term Federal Home Loan Bank borrowings (original maturities greater than one year at the time of borrowing)	794	1,304	1,924	2,662	3,169
Other long-term debt	11	101	101	105	106
Stockholders’ equity	1,138	1,015	1,017	927	938
Tangible equity	968	848	827	755	702
Tangible equity per common share	27.36	n/a	n/a	n/a	n/a
Tangible equity/tangible assets	5.82%	5.27%	4.73%	4.73%	4.11%
Non-performing assets(d)	179	31	37	91	131
Capital (Guaranty Bank):
Tier 1 leverage ratio	7.74%	7.62%	6.94%	6.89%	6.31%
Total risk-based capital ratio	10.54%	10.52%	10.54%	10.83%	11.13%
Credit reserves(e):
Allowance for loan losses to non-performing loans	71%	253%	213%	170%	172%
Allowance for loan losses to total loans	1.17%	0.68%	0.75%	0.88%	1.22%

(a)	In 2006, we adopted the modified prospective application method of SFAS No. 123 (revised December 2004), Share-Based Payment.

(b)	In 2006, we sold our asset-based lending operations. In 2005, we eliminated our wholesale origination network. In 2004, we repositioned our mortgage origination activities and sold our third-party mortgage servicing rights. Charges related to these actions included in noninterest expense consist of:

	For the Year
	2006	2005	2004
	(In millions)

Severance	$5	$2	$9
Loss on closure of origination facilities	—	—	11
Loss on sale of mortgage servicing rights	—	—	11
Goodwill impairment	6	—	—
Other	—	3	3

	$11	$5	$34

The decrease in noninterest income and expense in 2005 is principally due to the 2004 repositioning of our mortgage origination activities and the sale of our third-party mortgage servicing rights.

(c)	In December 2007, Temple-Inland distributed our common stock to its stockholders in a ratio of one share of our common stock for every three shares of Temple-Inland common stock. Earnings per common share is computed as if the distribution had occurred at the beginning of 2007.

(d)	Includes nonaccrual loans, restructured loans not performing in accordance with their modified terms, and assets acquired through foreclosure. Excludes loans past due 90 days or more and still accruing.

(e)	Excludes residential mortgage loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions;

•	demand for new housing;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	costs or difficulties related to transitioning as a stand-alone public company;

•	inability to realize elements of our strategic plans;

•	changes in the interest rate environment that expand or reduce margins or adversely affect critical estimates and projected returns on investments;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values, or oil and gas prices, either nationally or regionally;

•	natural disasters in primary market areas that may result in prolonged business disruption or materially impair the value of collateral securing loans;

•	assumptions and estimates underlying critical accounting policies, particularly allowance for credit losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk, that may yield results other than those anticipated;

•	a significant change in the rate of inflation or deflation;

•	changes in the securities markets;

•	the ability to complete any merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of any merger, acquisition or divestiture; and the success of our business following any merger, acquisition or divestiture;

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business and any related actions for indemnification made pursuant to the various agreements with Temple-Inland and Forestar;

•	the ability to raise capital; and

•	changes in the value of real estate securing our loans.

Other factors, including the risk factors described in Item 1A, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Matters Affecting Comparability of Historical Financial Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the spin-off. As a result, the discussion and analysis of historical periods does not reflect the impact of our becoming a separate public company, including potential changes in debt service requirements and differences between administrative costs allocated to us by Temple-Inland and those we will incur as a separate public company.

Our historical results may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during the periods presented, particularly since changes occurred in our capitalization and will occur in our holding company operations as a result of the spin-off.

Summary

Overview

We gather deposits in two primary markets, Texas and California, both of which we believe offer substantial opportunity for cost-effective growth. We raise funds from deposits and borrowings and invest them in loans and mortgage-backed securities. We focus our lending activities on targeted geographic and industry markets. Our commercial lending is not limited to our deposit-gathering markets. Our loans have collateral characteristics that we have experience managing, such as single-family mortgage, commercial real estate construction, and energy. We attempt to minimize the potential effect of interest rate cycles by investing principally in adjustable rate assets and maintaining an asset and liability profile that is relatively unaffected by movements in interest rates.

Current Market Conditions

Current conditions in the credit markets are difficult and volatile resulting in less liquidity, widening of credit spreads, and a lack of price transparency for many assets. In addition, current conditions in residential housing markets are worsening because of an oversupply of housing including significant increases in foreclosed properties being marketed and decreasing demand partly because of difficulties for buyers in obtaining financing with the significant tightening of credit markets. Flat to declining values in many markets have made it difficult for borrowers to refinance when variable rate loan payments exceed their ability to service the loans. Additionally, homebuilders have found it difficult to sell new homes. These conditions have negatively affected our residential housing activities including single-family construction lending and single-family mortgage investing. As a result, the single-family mortgage and single-family construction portions of our residential housing loans have suffered declines in credit quality, and we recorded higher provisions for credit losses in 2007 than in the prior two years. We expect these conditions will continue throughout 2008. We continue to have sufficient liquidity resources, principally borrowing capacity at the Federal Home Loan Bank of Dallas, to meet our anticipated loan funding and operating requirements.

Analysis of Years 2007, 2006, and 2005

Performance Ratios

	For the Year
	2007	2006	2005

Return on assets (net income divided by average total assets)	0.49%	0.72%	0.71%
Return on equity (net income divided by average stockholders’ equity)	7.52%	11.67%	11.97%
Dividend payout ratio (dividends declared divided by net income)	45%	112%	22%
Equity to assets ratio (average stockholders’ equity divided by average assets)	6.50%	6.16%	5.95%
Net interest margin (net interest income divided by average earning assets)	2.59%	2.58%	2.58%

Significant aspects of our results of operations follow:

2007

•	Net income decreased 36% to $78 million, principally because of a significant increase in provision for credit losses. Our loan portfolio credit quality, particularly single-family construction loans to homebuilders, declined as a result of deteriorating housing markets and, as a result, we recorded provisions for credit losses of $50 million.

•	Net interest income decreased 5% to $391 million as a result of a 6% decrease in average earning assets, principally because of repayments on our mortgage-backed security investments and single-family mortgage loans.

•	Noninterest income decreased principally as a result of our exit from asset-based lending operations in 2006.

2006

•	Net income increased 4% over 2005, as a result of minimal credit losses and a 4% increase in net interest income driven by an increase in average mortgage-backed security investments.

•	Noninterest income increased 5% in 2006 (excluding wholesale mortgage origination activities, from which we completed our exit in early 2006), because of increases in our retail deposit fees and insurance agency revenues.

•	We recognized $11 million in asset impairments and severance as a result of our exit from asset-based lending operations and completing our exit from wholesale mortgage origination activities.

2005

•	While the overall credit quality of our loan portfolio remained strong, we incurred losses on asset-based loans and leases resulting in provisions for credit losses of $10 million.

•	We recognized $5 million in severance and other charges relating to our exit from the wholesale mortgage origination business.

Results of Operations

Net Interest Income

Net interest income is the interest we earn on loans, securities, and other interest-earning assets, minus the interest we pay for deposits and borrowings and dividends we paid on preferred stock issued by subsidiaries. Net interest income is sensitive to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities may significantly impact net interest income. See “Risk Management” for a discussion of how we manage our interest-earning assets and interest-bearing liabilities and associated risks.

Net interest margin, our net interest income divided by average earning assets, is principally influenced by the relative rates of our interest-earning assets and interest-bearing liabilities and the amount of noninterest-bearing deposits and equity used to fund our assets. As a result of our efforts to minimize interest rate risk, our net interest margin was 2.59% in 2007 and 2.58% in 2006 and 2005, despite significant variations in short-term market rates, including a change from a positively-sloped to a negatively-sloped yield curve. We experienced pricing pressure on incremental commercial loans in 2006 and early 2007 as a result of intense competition for loans, but were able to increase our pricing on new commercial loans in late 2007 as credit markets tightened. We also experienced compression of our interest rate spread as a result of mortgage-backed securities we acquired in 2005, 2006, and 2007, because mortgage-backed securities, while requiring less regulatory capital investment, typically carry a lower spread than loans. We also experienced some increases in interest expense in 2005 and 2006 as customers moved deposits from money-market and savings accounts to higher rate certificates of deposit. However, this was offset by an increase in the relative benefit of our net noninterest-bearing funds as market rates increased.

Our average noninterest-bearing demand deposits decreased 9% to $686 million in 2007. However, the net interest income benefit of our net noninterest-bearing funds was $3 million higher in 2007 than in 2006 as a result of higher overall interest rates during 2007.

As we are currently positioned, if interest rates remain relatively stable, it is likely our net interest margin will remain near its current level. However, if interest rates change significantly, our net interest margin is likely to decline. Please read Item 7A. Quantitative and Qualitative Disclosure About Market Risk for further quantitative information about the sensitivity of our net interest income to potential changes in interest rates.

To maintain our thrift charter, we are required to maintain 65% of our assets in HOLA-qualifying loans and investments, including loans with residential real estate collateral, mortgage-backed securities, small business loans, and consumer loans. At year-end 2007, 81% of our assets met the HOLA requirement. Although we do not currently anticipate dropping below the HOLA requirement, if our HOLA-qualifying assets continue to decrease or our commercial loan portfolio grows substantially, we would have to take actions, which might include adopting alternative structures, purchasing additional mortgage-backed securities, or converting Guaranty Bank to a commercial bank charter.

Information about our composition of earning assets follows:

Year-End 2007	Year-End 2006

We include single-family mortgage loans, single-family construction loans to homebuilders, mortgage warehouse loans, and multifamily and senior housing loans in residential housing loans.

Average balances, interest income and expense, and rates by major balance sheet categories were:

	For the Year
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)

ASSETS
Cash equivalents	$79	$4	4.99%	$128	$6	4.83%	$133	$1	0.66%
Loans held for sale	18	1	6.87%	61	4	6.95%	350	16	4.49%
Loans(a)(b)	9,600	697	7.26%	9,782	691	7.06%	9,924	574	5.79%
Securities	5,163	282	5.47%	5,727	281	4.91%	4,649	199	4.28%
Investment in Federal Home Loan Bank stock	219	12	5.39%	288	15	5.02%	283	10	3.58%

Total earning assets	15,079	$996	6.61%	15,986	$997	6.24%	15,339	$800	5.22%
Other assets	881			848			941

Total assets	$15,960			$16,834			$16,280

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,649	$103	2.82%	$3,376	$74	2.19%	$3,697	$51	1.38%
Savings deposits	185	1	0.72%	207	1	0.73%	235	2	0.70%
Certificates of deposit	4,869	237	4.86%	4,921	208	4.22%	4,407	136	3.10%

Total interest-bearing deposits	8,703	341	3.92%	8,504	283	3.33%	8,339	189	2.27%

Short-term Federal Home Loan Bank borrowings	3,866	195	5.04%	4,212	209	4.96%	3,084	103	3.36%
Long-term Federal Home Loan Bank borrowings	917	34	3.69%	1,649	61	3.69%	2,291	84	3.66%
Securities sold under repurchase agreements	—	—	—	—	—	—	144	4	2.63%
Other borrowings	106	9	8.42%	107	9	8.14%	106	7	6.68%
Subordinated notes payable to trust	277	19	7.08%	26	2	7.37%	—	—	—
Preferred stock issued by subsidiaries	95	7	7.36%	308	21	6.96%	307	17	5.44%

Total borrowings	5,261	264	5.02%	6,302	302	4.79%	5,932	215	3.63%

Total interest-bearing liabilities	13,964	$605	4.33%	14,806	$585	3.95%	14,271	$404	2.83%

Interest rate spread			2.28%			2.29%			2.39%
Noninterest-bearing demand deposits	686			757			699
Other liabilities	273			234			341
Stockholders’ equity	1,037			1,037			969

Total liabilities and stockholders’ equity	$15,960			$16,834			$16,280

Impact of noninterest-bearing funds			0.31%			0.29%			0.19%

Net interest income/margin		$391	2.59%		$412	2.58%		$396	2.58%

(a)	Includes nonaccrual loans.

(b)	Interest includes recognized loan fees of $27 million in 2007, $28 million in 2006, and $27 million in 2005.

The majority of our earning assets are variable rate. Increases in the rates earned on our assets in 2007, 2006, and 2005 are principally a result of increases in short-term market interest rates. These market rate increases also increased the rates we paid on our deposit liabilities and borrowings.

Changes in net interest income attributable to changes in volume and rates were:

	2007 Compared with 2006			2006 Compared with 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In millions)

Interest income:
Cash equivalents	$(2)	$—	$(2)	$—	$5	$5
Loans held for sale	(3)	—	(3)	(17)	5	(12)
Loans	(13)	19	6	(8)	125	117
Securities	(29)	30	1	50	32	82
Investment in Federal Home Loan Bank stock	(4)	1	(3)	—	5	5

Total interest income	(51)	50	(1)	25	172	197

Interest expense:
Deposits:

Interest-bearing demand	6	23	29	(5)	28	23
Savings deposits	—	—	—	(1)	—	(1)
Certificates of deposit	(2)	31	29	18	54	72

Total interest on deposits	4	54	58	12	82	94
Short-term Federal Home Loan Bank borrowings	(17)	3	(14)	46	60	106
Long-term Federal Home Loan Bank borrowings	(27)	—	(27)	(24)	1	(23)
Securities sold under repurchase agreements	—	—	—	(8)	4	(4)
Other borrowings	—	—	—	—	2	2
Subordinated notes payable to trust	17	—	17	2	—	2
Preferred stock issued by subsidiaries	(15)	1	(14)	—	4	4

Total interest expense	(38)	58	20	28	153	181

Net interest income	$(13)	$(8)	$(21)	$(3)	$19	$16

Provision For Credit Losses

We recorded $50 million in provision for credit losses in 2007 compared with $1 million in 2006. Weakness in single-family construction and single-family mortgage markets was the primary driver of the 2007 provision for credit losses. We experienced net recoveries of $3 million in 2007 and net charge-offs of $10 million in 2006. Our net recoveries in 2007 were principally related to recoveries associated with loans of the asset-based lending and leasing business we sold in 2006, offset by charge-offs of single-family mortgage and single-family construction loans. Charge-offs in 2006 were principally related to loans in the asset-based lending operations. Net (recoveries) charge-offs were (0.03)% of average loans in 2007 and 0.10% in 2006.

Please read “Risk Management — Credit Risk Management” for a discussion about how we manage credit risk and a discussion of our allowances for credit losses.

Noninterest Income

Noninterest income consists of:

				Increase (Decrease)
				2007	2006
	For the Year			Compared	Compared
	2007	2006	2005	to 2006	to 2005
	(Dollars in millions)

Insurance commissions and fees	$68	$69	$65	$(1)	$4
Service charges on deposits	53	50	44	3	6
Commercial loan facility fees	16	26	25	(10)	1
Operating lease income	7	7	6	—	1
Mutual fund and variable annuity sales commissions	7	6	4	1	2
Other	6	8	14	(2)	(6)

	157	166	158	(9)	8
Loan origination and sale of loans	—	2	22	(2)	(20)

	$157	$168	$180	$(11)	$(12)

Percent decrease for the year				(7)%	(7)%

Service charges on deposits consist principally of fees on transaction accounts. Deposit fees increased each year because of increases in transaction accounts as well as changes we made to the pricing of our overdraft charges.

Commercial loan facility fees consist of fees based on unfunded committed amounts, letter of credit fees, and syndication agent fees. The decrease in commercial loan facility fees was principally a result of less unfunded commitments and fewer sizable syndicated transactions. Noninterest income decreased in 2007 principally as a result of our exit from asset-based lending operations in 2006.

The decrease in loan origination and sale of loans was due to the elimination of our wholesale mortgage origination network in 2005 and the repositioning of our mortgage origination activities in 2004. Since then, we have not generated significant single-family mortgage loans from our correspondent mortgage operations and it is not certain we will be able to do so in 2008.

Information about our mortgage loan origination activities follows:

	For the Year
	2007	2006	2005
	(In millions)

Loans originated and retained	$55	$182	$855
Loans sold to third parties	12	215	1,815

Noninterest Expense

Noninterest expense consists of:

				Increase (Decrease)
				2007	2006
	For the Year			Compared	Compared
	2007	2006	2005	to 2006	to 2005
	(Dollars in millions)

Compensation and benefits	$181	$184	$182	$(3)	$2
Occupancy	28	28	27	—	1
Information systems and technology	14	14	16	—	(2)
Shared services allocation from Temple-Inland	29	31	25	(2)	6
Furniture, fixtures, and equipment	18	16	20	2	(4)
Advertising and promotional	16	15	20	1	(5)
Professional services	10	12	16	(2)	(4)
Travel and other employee costs	10	11	12	(1)	(1)
Postage, printing, and supplies	8	8	9	—	(1)
Depreciation of assets leased to others	6	6	6	—	—
Litigation charge	5	—	—	5	—
Other	47	52	46	(5)	6

	372	377	379	(5)	(2)
Charges related to asset impairments and severance	—	11	5	(11)	6

	$372	$388	$384	$(16)	$4

Percent decrease for the year, excluding charges related to asset impairments and severance				(1)%	(1)%

In 2005, we began a program to expand our banking center network by constructing new retail bank branches in key markets. We opened six new branches in 2007, five new branches in 2006, and six new branches in 2005. We are evaluating construction of additional branches in 2008. We expect these new branches would provide us with additional deposit funding, including noninterest-bearing deposits, and will increase our noninterest income, but would also increase our noninterest expense as a result of additional compensation and depreciation expense by approximately $0.5 million per year for each new branch.

Charges related to asset impairments and severance in 2006 related principally to our exit from asset-based lending operations. Charges in 2005 related to the repositioning of our mortgage activities and the sale of our third-party mortgage servicing rights.

Income Tax Expense

Our effective tax rate, which is income tax expense as a percent of income before taxes, was 38% in 2007, 37% in 2006, and 36% in 2005. New tax laws were enacted effective 2007 in the State of Texas, increasing our effective tax rate. We anticipate our effective tax rate in 2008 will be similar to 2007.

Segment Performance Summary

We currently manage our business in four segments:

•	Commercial banking,

•	Retail banking,

•	Insurance agency, and

•	Treasury, corporate and other.

We formerly operated a mortgage banking segment, which we exited in 2006, though we continue to have some expenses from contractual obligations associated with those former operations. We expect those expenses will continue to decrease as we exit many of those contractual obligations.

Segment operating income (loss), which we measure exclusive of taxes, consists of:

	For the Year
	2007	2006	2005
	(In millions)

Commercial banking	$198	$257	$244
Retail banking	(29)	(5)	(17)
Insurance agency	7	10	10
Mortgage banking	(12)	(17)	(28)
Treasury, corporate and other	(38)	(54)	(27)

	$126	$191	$182

Commercial Banking

Commercial banking offers loan and other credit products to residential construction, commercial real estate construction, mortgage warehouse, energy, corporate, and middle market customers. This segment also manages our single-family mortgage loan portfolio and provides commercial deposit and treasury management products and services. Changes in commercial banking’s segment operating income are principally related to changes in the amount of credit losses we recognized in each year. In 2007, we recorded $41 million in commercial loan provision for credit losses, principally related to our single-family construction portfolio. In 2006, we received $5 million in recoveries related to asset-based lending relationships that reduced our recorded provision for credit losses. In 2005, we recognized $9 million in loan loss provision for a lease to a customer that filed for bankruptcy protection.

Commercial banking’s portfolio has remained relatively stable, although there have been changes in the mix. In 2007, outstanding balances in most of our commercial banking lines of business increased, and we decreased outstanding balances in single-family construction and single-family mortgage loans. In 2006, commercial real estate construction loans and energy loans grew, and we sold our asset-based lending portfolio. The single-family mortgage loan portfolio has decreased over the last two years because repayments on loans have exceeded new loan purchases. Commercial banking’s noninterest expenses have decreased since 2004 as a result of our exit from our asset-based lending and leasing operations and cost control efforts.

Retail Banking

Retail banking includes our branch network, consumer lending, and local business lending. Through our branches, we offer a broad range of financial products and services to consumers and small businesses, including traditional deposit services, lending products and non-deposit investment products, including mutual funds and fixed and variable annuity products. In 2007, segment operating results declined as a result of increased pricing competition for interest-bearing deposits, despite declining costs of wholesale funding, which we use to determine earnings credits for segment liabilities. Improvements in segment operating results in 2006 and 2005 were principally related to increased net interest income earned by the segment on its deposits as a result of increases in market interest rates. Segment net interest income increased partially because rates paid on interest-bearing deposits had not increased as much in those years as wholesale funding rates, and partially because of the increase in the relative benefit of net noninterest-bearing funds as market rates increased. Retail banking noninterest expense increased in 2007, 2006, and 2005 partially because of the 17 new branches opened since 2004. Deposits gathered by the retail banking segment were largely unchanged in 2007 and increased 2% in 2006.

Insurance Agency

Insurance agency includes regional offices in Texas and California that offer a comprehensive array of insurance products to consumer and commercial customers including property and casualty insurance, life and health insurance, and construction bonds, for which we receive commissions. Through our retail banking branch network, our insurance agency also sells fixed annuity products, and manages sales of mutual funds and variable annuity products offered by a non-affiliated broker-dealer. With the exception of 2007, our insurance agency commissions and fees have increased over the last several years as a result of business from agencies we have acquired. However, those increases have been offset by compensation related to an increase in the number of sales employees and amortization of acquired customer relationship intangibles. Additionally, agency commissions received from insurance carriers decreased in 2007 because premiums for the products sold have decreased in the market.

Treasury, corporate and other

Treasury, corporate and other includes our mortgage-backed security portfolio, borrowings from third parties, results of managing our asset/liability position and expenses not allocated to other segments. Changes in segment operating income relate principally to the residual impact of funds transfer pricing during a period of varying interest rates, and also to charges related to asset impairments and severance.

Financial Condition

Loans

The composition of our loans at year-end 2007 follows:

The loan portfolio consists of:

	At Year-End
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollar in millions)

Single-family mortgage	$1,672	17%	$2,323	24%	$3,112	31%	$3,560	37%	$3,255	36%
Single-family mortgage warehouse	695	7%	795	8%	757	8%	580	6%	387	4%
Single-family construction	1,510	15%	1,782	18%	1,665	17%	1,303	13%	888	10%
Multifamily and senior housing	1,541	15%	1,270	13%	1,469	15%	1,454	15%	1,769	19%

Total residential housing	5,418	54%	6,170	63%	7,003	71%	6,897	71%	6,299	69%
Commercial real estate	1,674	17%	1,227	13%	758	8%	709	7%	1,015	11%
Commercial and business	1,340	13%	1,012	10%	843	8%	746	8%	585	7%
Energy	1,470	15%	1,117	12%	756	7%	717	7%	562	6%
Asset-based lending and leasing (sold in 2006)	—	—	—	—	395	4%	428	5%	499	5%
Consumer and other	144	1%	156	2%	164	2%	206	2%	176	2%

Total loans	10,046	100%	9,682	100%	9,919	100%	9,703	100%	9,136	100%

Less allowance for loan losses	(118)		(65)		(74)		(85)		(111)

Loans, net	$9,928		$9,617		$9,845		$9,618		$9,025

Single-family mortgage loans declined in 2007 because payments on single-family mortgage loans exceeded new single-family mortgage loan purchases from our correspondent mortgage warehouse borrowers. New single-family mortgage loan purchases were limited in 2007 because the interest rate environment in early 2007 was not conducive to significant production of adjustable-rate mortgages, which we generally hold. Additionally, credit market disruptions in late 2007 significantly reduced market production of non-agency loans (including loans larger than government agency maximum loan amounts), which we expect to purchase through our correspondent mortgage operations. The decrease in our single-family loan portfolio has continued since we eliminated our wholesale mortgage production network in early 2006. One benefit of our lack of significant mortgage loan purchases since then is that very little of our single-family mortgage loan portfolio was originated in 2006 and 2007, years generally considered in the industry to have suffered from weaker credit standards.

Information about the year of origination of our single-family mortgage loans at year-end 2007 follows:

	(In millions)	% of Total

2007	$40	2%
2006	39	2%
2005	354	21%
2004	462	28%
2003 and prior	777	47%

	$1,672	100%

It is uncertain whether our correspondent mortgage operations will generate a significant volume of mortgage loans in 2008. If not, our single-family mortgage loans will continue to decrease throughout 2008. We anticipate our commercial real estate loans outstanding will continue to increase in 2008 as we fund draws on committed construction loans, partially offsetting decreases in single-family mortgage loans. As a result, we expect our residential housing loans as a percentage of earning assets will continue to decline.

A portion of our single-family mortgage loans consists of adjustable-rate mortgages that have various monthly payment options, which we refer to as Option ARMs. These loans generally include the ability to select from fully amortizing payments, interest-only payments, and payments less than the interest accrual rate that results in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110% maximum principal balance as a percent of original principal balance, which limits the maximum loan-to-value ratio, or LTV, that can be reached. We underwrite borrowers on Option ARMs at fully amortizing payment amounts, and typically restrict the LTV at loan origination to 80%. At year-end 2007, residential housing loans included $502 million of Option ARMs. The weighted average origination date LTV of those loans was 74%. We recognized interest income on loans from borrowers that elected negative amortization payment options of $7 million in 2007, $11 million in 2006, and $4 million in 2005.

When Option ARMs reach contractual negative amortization limits, the minimum payments are contractually reset to the amount necessary to amortize the remaining principal over the remaining loan term. We expect payment resets on Option ARMs as follows:

	(In millions)	% of Total

2008:
First quarter	$43	9%
Second quarter	50	10%
Third quarter	76	15%
Fourth quarter	51	10%
Thereafter	282	56%

	$502	100%

Single-family mortgage loans also include $709 million of intermediate ARM loans that have fixed interest rates for the first several years following origination and then reset to a monthly variable interest rate. We expect $369 million of these loans’ fixed rates will reset to variable rates in 2008, from an average fixed rate of 4.9% to a variable rate of 5.3%. When the interest rates on the loans reset, the payments on most of these loans will also reset from an interest-only payment to a payment incorporating principal amortization.

Information about our single-family mortgage loans, by category, at year-end follows:

	2007		2006
	Total Delinquency	Unpaid	Total Delinquency	Unpaid
	> 30 days	Principal Balance	> 30 days	Principal Balance
		(In millions)		(In millions)

Option ARMs	10.80%	$502	3.17%	$678
Intermediate ARM	3.27%	709	1.24%	1,192
Other first liens	8.00%	279	5.82%	225
Repurchased loans	41.64%	35	46.62%	35
Second liens	1.54%	147	1.79%	193

	6.97%	$1,672	2.97%	$2,323

The single-family construction portfolio consists of loans to finance homebuilding activities, including construction and acquisition of developed lots and undeveloped land. We finance homebuilding activities in many cities across the United States. Our borrowers consist of over 100 national, regional and local homebuilders in over 25 markets. Single-family construction loans decreased in 2007 because of current conditions in the residential housing market resulting in decreased construction activity by those customers and also our exit from some credit relationships. It is likely this trend will continue and also likely we will experience charge-offs and provide for credit losses in 2008 related to single-family construction loans. Loans to regional and local homebuilders are typically secured by homes under construction, lots or land to be developed. Loans to national homebuilders are often unsecured. At year-end 2007, $593 million of our single-family construction loans were secured by completed houses or houses under construction, and $587 million were secured by lots or land. Please read “Risk Management — Credit Risk Management” for further information regarding credit risk characteristics of our single-family construction loan portfolio.

Commercial real estate loan growth in 2007 and 2006 was a result of strong borrower demand in many of our target markets, including office and retail rental space. Properties in California and Texas collateralize approximately 53% of our outstanding commercial real estate loans. Our unfunded commercial real estate commitments were approximately $1.0 billion at year-end 2007. We expect our outstanding commercial real estate balances will continue to increase as projects for which we have remaining unfunded loan commitments progress toward completion.

Commercial and business loans grew in 2007 and 2006 as we continued our focus on commercial lending, including lending to companies through smaller syndicated lending arrangements.

The energy portfolio has experienced significant growth primarily as a result of new customer relationships as well as increased loan commitments to existing customers, in part driven by increasing collateral values as energy prices continue to increase. The energy portfolio customers are primarily headquartered in Texas, Oklahoma, California, and Louisiana. The energy loans are predominantly secured by proven oil and gas reserves. Additionally, some loans are secured by crude oil, natural gas pipeline assets, or working capital assets. We perform an extensive credit underwriting and engineering evaluation process on energy loans before committing to lend. For oil and gas reserve-based loans, we employ our own petroleum engineering professionals with significant industry experience. Our engineering staff evaluates the collateral value of each borrower’s assets using internally-approved underwriting standards and forward commodity price assumptions to estimate the discounted present value of the underlying oil and gas collateral.

Construction, commercial and business and energy loans by maturity date at year-end 2007 were:

										Commercial and
	Single-Family			Multifamily and			Commercial			Business and
	Construction			Senior Housing			Real Estate			Energy
	Variable		Fixed	Variable		Fixed	Variable		Fixed	Variable		Fixed
	Rate		Rate	Rate		Rate	Rate		Rate	Rate		Rate	Total
	(In millions)
Due within one year	$1,223		$5	$990		$—	$1,565		$1	$2,128		$15	$5,927
After one but within five years	282		—	323		38	91		15	578		4	1,331
After five years	—		—	186		4	2		—	85		—	277

	$1,505		$5	$1,499		$42	$1,658		$16	$2,791		$19

		$1,510			$1,541			$1,674			$2,810		$7,535

The actual repayment dates of loans may vary significantly from contractual maturities as a result of early payoffs, loan extensions, and other factors. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual repayment dates.

Investment Securities

The following charts summarize the fair value distribution of our mortgage-backed securities portfolio at year-end 2007.

By Issuer	By Type

All of the securities we own have single-family residential mortgage loans as the underlying assets. All of the private issuer securities we own involve tranches subordinate to our securities in the cash flow distribution from the underlying assets. As a result, those subordinated tranches absorb credit losses before any losses are attributable to our securities. The subordinated tranches for the securities we own do not include guarantees by third-party insurers. At year-end 2007, subordinated tranches averaged 14.5% of the outstanding balances of the loan pools underlying the securities we own, and 11.3% of those loans were delinquent on their payments. At year-end 2006, subordinated tranches averaged 13.4% of the loan pools underlying the securities we own and 4.3% of the loans were delinquent. None of the securities have sub-prime loans as underlying assets. Additionally, none of the securities are collateralized debt obligations or subordinated tranches.

The current environment in the housing and credit markets has resulted in significant devaluation of many securities backed by mortgage assets. At year-end 2007, all of the private issuer securities we own carried AAA ratings from two different nationally recognized securities rating organizations, and none have been subsequently downgraded. However, market values have also declined substantially for private issuer AAA-rated securities. Though identification of market value is currently difficult because of limited trading activity of these types of securities, we believe the fair value of the mortgage-backed securities we own was $265 million less than our amortized cost at year-end 2007. We have recorded $54 million of this decline in the carrying value of securities we classify as available-for-sale; the remainder relates to securities we classify as held-to-maturity and therefore we have not recorded those declines in the carrying value of the related securities.

Based on our most recent analyses of delinquencies and subordinated tranches, we continue to believe we will receive all contractual amounts due on the private issuer securities. We do not have any plans to sell any of the securities and believe we will be able to hold them until repayment; therefore we have not recorded any of the unrealized declines in value in our earnings.

Information about our mortgage-backed securities portfolio at year-end 2007 follows:

		Unrealized		Unrealized
		Gain(Loss) on		Gain(Loss) on
	Amortized	Available-for-Sale	Carrying	Held-to-Maturity	Fair
	Cost	Securities	Value	Securities	Value
	(In millions)

U.S. Government and U.S. Government Sponsored Enterprises	$1,795	$—	$1,795	$1	$1,796
Private Issuer:
Internally valued	3,575	(54)	3,521	(212)	3,309
Market quotes	204	—	204	—	204

	$5,574	$(54)	$5,520	$(211)	$5,309

Information about our private issuer securities at year-end 2007 follows:

							Unpaid
Issuer and Underlying			Delinquency%		Subordi-		Principal	Carrying
Asset Type	Tranche	Cusip	Total	>60 day	nation%	Loan Originator	Balance	Value	Fair Value
							(In millions)

12MTA Option ARM
Structured Asset Mortgage Investment II Trust 2007-AR6	Class A2	86364RAB5	7%	2%	11%	American Home Mortgage Corp.	$419	$396	$396	*
RALI 2007-QO5 Trust	Class A	74924AAA3	7%	3%	11%	Homecomings Financial	209	196	196	*
Alternative Loan Trust 2005-81	Class A-4	12668BBR3	16%	11%	14%	Countrywide Home Loans	147	149	130
Structured Asset Mortgage Investment II Trust 2005-AR8	Class A-5	86359LSB6	19%	13%	12%	Countrywide Home Loans	140	142	125
Alternative Loan Trust 2006-OA2	Class A-7	126694V88	22%	16%	16%	Countrywide Home Loans	135	139	122
Alternative Loan Trust 2005-76	Class 1-A-2	12668BDD2	20%	14%	17%	Countrywide Home Loans	128	130	114
Alternative Loan Trust 2005-58	Class A-3	12668AWK7	20%	14%	15%	Countrywide Home Loans	128	130	113
Alternative Loan Trust 2005-51	Class 3-A-1	12668ACW3	18%	12%	17%	Countrywide Home Loans	128	130	113
Alternative Loan Trust 2005-62	Class 1-A-2	12668ATP0	22%	15%	18%	Countrywide Home Loans	120	122	106
RALI Series 2005-QO5 Trust	Class A-3	761118QP6	16%	11%	15%	Homecomings Financial Network, SCME, MortgageIT, Other	103	105	91
RALI Series 2005-Q01 Trust	Class A-4	761118ER5	12%	7%	17%	Homecomings Financial Network, Other	93	94	83
Alternative Loan Trust 2005-38	Class A-2	12667GZ22	20%	14%	19%	Countrywide Home Loans	77	78	76
Alternative Loan Trust 2005-41	Class 2-A-1	12667GR96	19%	13%	20%	Countrywide Home Loans	73	74	71

Structured Asset Mortgage Investments II Trust 2006-AR3	Class 12A4	86360KAH1	21%	15%	14%	Countrywide Home Loans, Bank of America, and other	71	73	64
Harborview Mortgage Loan Trust 2005-8	Class 2A3	41161PRT2	13%	10%	10%	Countrywide Home Loans	67	68	65
Greenpoint Mortgage Funding Trust 2005-AR5	Class I-A-2	39538WEC8	20%	13%	22%	Greenpoint Mortgage Funding	59	61	59
Structured Asset Mortgage Investments II Trust 2005-AR4	Class A2	86359LMA4	21%	17%	22%	Countrywide Home Loans	59	60	58
WaMu Mortgage Pass-Through Certificates, Series 2005-AR9	Class A2A	92922FU97	4%	2%	19%	One or more approved institutions	56	57	55
Structured Asset Mortgage Investments II Trust 2005-AR7	Class 5A2	86359LQT9	14%	9%	18%	Southstar Funding LLC/Opteum Financial Services LLC, First Horizon, BOA, other	41	42	37
Greenpoint Mortgage Funding Trust 2006-AR3	Class 4A3	39538WHH4	12%	8%	14%	Greenpoint Mortgage Funding	39	41	36
Harborview Mortgage Loan Trust 2005-16	Class 4A1B	41161PZD8	15%	11%	20%	Countrywide Home Loans	32	33	29
IndyMac INDX Mortgage Loan Trust 2005-16IP	Class A3	45660LUF4	9%	6%	19%	IndyMac Bank, F.S.B.	30	31	31

							2,354	2,351	2,170

*	Security designated as available-for-sale

							Unpaid
Issuer and Underlying			Delinquency%		Subordi-		Principal	Carrying
Asset Type	Tranche	Cusip	Total	>60 day	nation%	Loan Originator	Balance	Value	Fair Value
							(In millions)

Hybrid Option ARM (5Y Fixed/12MTA)
RALI 2007-QH8 Trust	Class A	74924EAA5	6%	3%	12%	Homecomings Financial	486	481	481	*
COFI Option ARM
WaMu Mortgage Pass-Through Certificates 2007-OA4	Class 2A	93364CAC2	6%	3%	12%	Washington Mutual Bank	138	130	130	*
Washington Mutual Mortgage Pass-Through Certificates WMALT 2007-OA3 Trust	Class 5A	939355AE3	10%	5%	13%	Washington Mutual Bank or others, MortgageIT	126	126	120
WaMu Mortgage Pass-Through Certificates 2007-OA5	Class 2A	93364BAC4	7%	4%	13%	Washington Mutual Bank	110	104	104	*
WaMu Mortgage Pass Through Certificates 2006-AR9	Class 2A-1B	93363DAC1	4%	2%	10%	Washington Mutual Bank	90	90	84
WaMu Mortgage Pass Through Certificates 2006-AR9	Class 2A	93363DAB3	4%	2%	36%	Washington Mutual Bank	57	57	53
WaMu Mortgage Pass Through Certificates 2006-AR11	Class 2A-1B	93363TAC6	5%	3%	10%	Washington Mutual Bank	46	46	42
WaMu Mortgage Pass Through Certificates 2006-AR13	Class 2A-1B	93363RAC0	5%	2%	10%	Washington Mutual Bank	40	40	37
WaMu Mortgage Pass Through Certificates 2006-AR15	Class 2A-1B	93363QAD0	6%	3%	9%	Washington Mutual Bank	33	33	30
WaMu Mortgage Pass Through Certificates 2006-AR17	Class 2A-1B	92925DAE0	4%	2%	9%	Washington Mutual Bank	26	26	24
WaMu Mortgage Pass Through Certificates 2006-AR19	Class 2A	933638ADO	5%	3%	39%	Washington Mutual Bank	22	22	20
WaMu Mortgage Pass Through Certificates 2006-AR19	Class 2A-1B	933638AE8	5%	3%	9%	Washington Mutual Bank	14	14	13
Home Savings of America	1988-7A	436904AG1	—	—	134%	Not Available	1	1	1	*
Home Savings of America	1988-8A	436904AJ5	—	—	93%	Not Available	2	2	2	*
Home Savings of America	1988-10A	436904AK2	—	—	111%	Not Available	1	1	1	*
Home Savings of America	1988-11A	436904AL0	—	—	102%	Not Available	1	1	1	*

							707	693	662
5/1 LIBOR
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2004-H	Class 2A1	05949ARD4	3%	1%	7%	Bank of America, N.A.	45	45	45
GSR Mortgage Loan Trust 2004-11	Class 2A1	36242DFS7	2%	2%	9%	Various Lenders	45	45	45
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-K	Class 2A2	05948XZH7	1%	1%	7%	Bank of America, N.A.	36	36	36
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-H	Class 2A2	05948XTH4	1%	1%	6%	Bank of America, N.A.	32	32	32
GSR Mortgage Loan Trust 2003-9	Class A2	36228FWS1	2%	1%	8%	Various Lenders	25	25	25
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-D	Class 2A3	05948XBU4	1%	1%	8%	Bank of America, N.A.	12	12	12
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-A	Class 2A1	05948LAE7	2%	2%	9%	Bank of America, N.A.	5	5	5

							200	200	200

			11%	7%			$3,747	$3,725	$3,513

*	Security designated as available-for-sale

Information about the geographic distribution of the mortgage loans underlying the private issuer securities we own at year-end 2007 follows:

California	55%
Florida	9%
Arizona	2%
Other	8%
Not Available	26%

100%

The mortgage-backed securities we purchased in 2007, 2006, and 2005, and a portion of the securities we purchased in previous years have Option ARMs as the underlying assets. The amortized cost of Option ARM securities in our portfolio at year-end 2007 was $4.2 billion. Of these, $590 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC), and the remaining $3.6 billion are senior tranches issued by private issuer institutions.

The interest rate on many of our mortgage-backed securities does not change by the same amount as broad-market indexes because of lagging characteristics of their referenced prices. Securities that we refer to as 12MTA have rates determined based upon a 12-month moving average of 1-year constant-maturity United States Treasury yields, plus various margins. Securities that we refer to as COFI have rates determined based upon the monthly cost of funds of institutions in the 11th District of the Federal Home Loan Bank System, plus various margins. The interest rates of our intermediate adjustable rate mortgage securities are generally fixed for five years from issuance, then change to a floating rate based on the London Interbank Offered Rate (“LIBOR”), plus various margins. In 2007, 2006, and 2005, the average yield on our mortgage-backed securities increased as a result of the general increase in market rates because the majority of our securities reprice monthly. At year-end 2007, our mortgage-backed securities classified as held-to-maturity had a yield of 5.30% and our mortgage-backed securities classified as available-for-sale had a yield of 6.12%.

The underlying loans for the majority of our intermediate adjustable-rate mortgage securities will enter the monthly variable rate period of their contracts beginning in 2008. Because many of those loans could likely be refinanced by the borrowers at fixed rates or new intermediate adjustable rate payments less than the payments the loans will have upon entering into their variable rate period, we anticipate many of the underlying loans will be repaid at, or shortly following, entering into the variable rate period. Therefore, we expect significant reductions in outstanding balances on those securities in the next 12 months.

Mortgage loans underlying mortgage-backed securities we hold generally have initial contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual repayment of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans.

Prior to 2007, we historically classified the majority of our investment securities purchases as held-to-maturity and therefore report those securities at amortized cost in our balance sheet. Though we have no plans to sell any of our securities, in 2007 we began classifying new securities purchases as available-for-sale and anticipate classifying future purchases as available-for-sale. We report those securities at fair value in our balance sheet, with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity.

Deposits

Deposits consist of:

Year-End 2007	Year-End 2006

Included in transaction accounts are interest-bearing checking accounts totaling $1.1 billion in 2007 for which we recorded interest expense at an average rate of 0.5%, and $1.3 billion in 2006 for which we recorded interest expense at an average rate of 0.9%. Our deposits decreased 1% in 2007. We have grown noninterest-bearing demand deposits by $260 million or 50% since 2004. However, with increasing market rates in 2006, customer demand shifted from noninterest-bearing and lower cost deposits to higher cost interest-bearing demand deposits and certificates of deposit and that trend continued into 2007. As a result, our noninterest-bearing deposits declined in 2007.

Deposits by region were:

	At Year-End
	2007	2006
	(In millions)

Retail deposits:
California	$2,447	$2,592
Texas	6,402	6,287
Commercial deposits	526	607

	$9,375	$9,486

Our weighted-average cost for deposits, including noninterest-bearing deposits, was 3.63% at year-end 2007, up from 3.06% at year-end 2006.

Scheduled maturities of certificates of deposit at year-end 2007 were:

	$100,000	Less Than
	or More	$100,000	Total
	(In millions)

2008	$1,401	$2,889	$4,290
2009	106	246	352
Thereafter	29	105	134

	$1,536	$3,240	$4,776

Approximately 32% of our certificates of deposits at year-end 2007 exceeded $100,000. Substantially all of these certificates of deposit were originated in our standard deposit gathering activities and were not obtained through brokered deposit or other wholesale funding channels. Certificates of deposit in excess of $100,000 have remained relatively stable for a number of years.

Borrowings

Our primary borrowings are from the Federal Home Loan Bank of Dallas, or FHLB. Our FHLB borrowings consist of both short-term and long-term borrowings. Short-term borrowings are generally 7 to 30 days in maturity, and we use them to meet daily liquidity needs. We utilize longer-term FHLB borrowings at times to match the interest rate characteristics of some of our assets, such as those that reprice after three to five years.

Borrowings also include subordinated notes payable to trust, which we issued in 2006 and early 2007 to fund our 2007 redemption of preferred stock issued by subsidiaries. The subordinated notes payable to trust are variable rate, have a term of 30 years and are callable after 5 years. As approved by the OTS, we include proceeds from the subordinated notes payable to trust in Guaranty Bank’s regulatory capital. As a result, if we should ever decide to redeem the subordinated notes payable to trust, we would likely first need to obtain alternative regulatory capital. It is possible we will issue additional subordinated notes payable to trust in the future as a method of providing regulatory capital to Guaranty Bank. Additionally, we may issue subordinated debt from Guaranty Bank, which would, if appropriately structured, qualify as a form of regulatory capital to Guaranty Bank.

We have a revolving credit facility with availably capacity of $40 million to support our liquidity needs at the holding company level. The revolving credit facility has a two year term and includes financial and other covenants we must maintain. At year-end 2007, we were in compliance with all covenants. We had not drawn any amounts under the revolving credit facility as of year-end 2007.

Risk Management

We face a number of risks specific to the financial services industry. Principal among these are credit risk and interest rate risk. Our goal in managing these risks is to maximize earnings while maintaining risk at an acceptable level as established in policies approved by our board of directors.

Credit Risk Management

Credit risk is the possibility of loss from the failure of a borrower or contractual counterparty to perform fully under the terms of a contract. The majority of our credit risk is from our lending activities. We have established formal loan policies and loan approval committees to ensure consistent underwriting and a basis for sound credit decisions. We utilize a comprehensive risk rating system to determine the risk of new and existing loans and utilize those grades in determining loan pricing. We have a credit risk function separate from our lending function. The credit risk function provides independent evaluation of the credit risk of our lending activities, ensures we follow our policies designed to minimize credit risk, and verifies the risk rating assigned to each credit is accurate and justified. The credit risk function utilizes statistics and modeling techniques to provide detailed assessments of our lending portfolios.

In addition to lending activities, investing in mortgage-backed securities involves credit risk, as do certain deposit activities. Our treasury and deposit departments have credit risk management processes in place to manage credit risk in these activities.

Loan Approval and Underwriting

Loan approval authorities are delegated by our board of directors to loan committees and in certain limited circumstances to individual loan officers. We underwrite loans and approve them in accordance with specific lending policies and standards. The committees consider the underwriting information presented by the lender, the lending policies established for the type of loan, and information provided by the credit administration function regarding the risk of the loan.

For real estate collateralized loans, our policies include collateral guidelines that vary with the creditworthiness of the borrower, but generally require loan-to-value ratios at origination, based on independent appraisals, not to exceed:

•	80% for commercial real estate,

•	80% for residential construction,

•	65% for developed land,

•	50% for undeveloped land, and

•	90% for first-lien single-family loans (with amounts in excess of 80% guaranteed by third-party mortgage insurers).

We may choose to make loans with loan-to-value ratios in excess of these guidelines, but when we do, the collateral risk is typically offset by other underwriting considerations, such as a creditworthy guarantor, a pre-sale arrangement, or a third-party refinancing commitment from another lender.

We generally limit our energy loans to 65% of the estimated value of the oil and gas reserve collateral. Our commercial and business loans may be unsecured, or we may obtain collateral in the form of liens or pledges of machinery and equipment, inventory or accounts receivable. Regardless of collateralization, we underwrite energy and commercial and business loans based upon the expected ability of the borrower to repay the loan from operating cash flows.

Concentration

Our real estate collateralized loans are spread geographically throughout the United States. We believe the property-type and geographic diversity of our real estate loans reduces our risk. Information about the property-type and geographic diversity of our real estate collateralized loans at year-end 2007, follows:

	Percentage of Unpaid Principal Balance by Category
					Commercial
	Single-Family	Single-Family	Senior	Multifamily	Real Estate
	Mortgage	Construction	Housing	Construction	Construction	Total

California	54%	35%	17%	27%	29%	35%
Texas	12%	11%	10%	34%	24%	17%
Florida	6%	9%	6%	3%	11%	8%
Arizona	1%	6%	13%	10%	8%	7%
Georgia	3%	3%	2%	6%	9%	5%
Other	24%	36%	52%	20%	19%	28%

	100%	100%	100%	100%	100%	100%

Information about the underlying collateral and geographic location of our single-family construction loans, including local, regional, and national homebuilders at year-end 2007, follows:

		Lots and Land
	Single-Family	Acquisition and
	Houses	Development	Other		Total
	(In millions)

California	$188	$312	$33		$533
Texas	109	29	24		162
Florida	52	36	47		135
Arizona	30	36	20		86
Colorado	51	34	—		85
Other	163	140	206	(a)	509

	$593	$587	$330		$1,510

(a)	Principally unsecured loans to national homebuilders

Our commercial real estate construction loans are further diversified across a number of different property types. Information about those loans at year-end 2007 follows:

	% of	% of
	Commercial	Total Loan
	Real Estate	Portfolio

Office	42%	7%
Retail	23%	4%
Industrial	17%	3%
Land	10%	2%
Other	8%	1%

	100%	17%

Our energy borrowers are predominantly based in Texas, Oklahoma, California, and Louisiana, with underlying collateral in those states. The value of the collateral pledged by our energy borrowers is affected significantly by the market price of those commodities, as well as the value of any hedging contracts our borrowers have in place.

We originate and maintain large credit relationships with a number of customers in the ordinary course of business as a result of the types of lending in which we engage. At year-end 2007, we had 19 customers for which we had loan commitments exceeding $100 million. Information about these relationships follows:

			Distribution of
			Largest 19
			Credit
	Commitment	Outstanding	Relationships
	(In millions)

Commercial real estate, multifamily and senior housing construction	$1,319	$805	12
Energy	489	420	4
Single-family construction	340	71	3

	$2,148	$1,296	19

Asset Quality and Allowance for Credit Losses

In analyzing the adequacy of our allowance for credit losses, we utilize a risk rating system to evaluate the credit risk of our loans. We assign risk ratings to individual loans as part of the credit approval process and adjust them periodically to reflect changes in certain loan-related conditions. We reduce the net carrying amount of loans for which we believe we will be unable to collect all principal and interest to their fair value or the fair value of the collateral. We also record reserves for our estimate of incurred losses that have not been identified at the loan level. We base our estimates of these losses on historical charge-off rates adjusted for current market and environmental factors that we believe are not reflected in historical data. We evaluate these estimated percentages annually and more frequently when portfolio characteristics change significantly.

Considerations that influence our judgments regarding the adequacy of the allowance for loan losses and the amounts charged to expense include:

•	economic market conditions affecting borrower liquidity and collateral values;

•	risk characteristics for groups of loans that are not considered individually impaired but we believe have probable losses;

•	risk characteristics for homogeneous pools of loans;

•	volumes and trends of delinquencies, nonaccrual loans, repossessions, and bankruptcies;

•	trends in criticized and classified loans; and

•	other risk factors that we believe are not apparent in historical information.

Various asset quality measures we monitor are:

	At Year-End
	2007	2006	2005
	(Dollars in millions)

Non-performing loans	$166	$26	$35
Foreclosed real estate	13	5	2

Non-performing assets	$179	$31	$37

Non-performing loans as a percentage of total loans	1.65%	0.27%	0.35%
Non-performing assets divided by total loans and foreclosed real estate	1.78%	0.32%	0.37%
Allowance for loan losses as a percentage of non-performing loans	71%	253%	213%
Allowance for loan losses as a percentage of total loans	1.17%	0.68%	0.75%
Single-family mortgage loan delinquencies as a percentage of single-family mortgage loans	6.97%	2.97%	2.00%

Changes in our allowance for loan losses and summary of nonaccrual and other loans were:

	For the Year
	2007	2006	2005	2004	2003
	(Dollars in millions)

Balance at beginning of year	$65	$74	$85	$111	$132
Charge-offs:
Single-family mortgage	(3)	(2)	(2)	—	(1)
Single-family construction	(4)	—	—	—	—
Multifamily and senior housing	—	—	(1)	(3)	—

Total residential housing	(7)	(2)	(3)	(3)	(1)
Commercial real estate	—	—	—	(6)	(11)
Commercial and business	(3)	(2)	(11)	(2)	(2)
Asset-based lending and leasing	—	(14)	(9)	(1)	(57)
Consumer and other	(1)	—	—	(3)	(2)

Total charge-offs	(11)	(18)	(23)	(15)	(73)

Recoveries:
Single-family mortgage	1	1	—	—	—
Single-family mortgage warehouse	—	—	—	1	4
Multifamily and senior housing	—	2	2	—	—

Total residential housing	1	3	2	1	4
Commercial real estate	—	—	1	1	—
Commercial and business	13	—	1	—	—
Asset-based lending and leasing	—	5	1	5	5
Consumer and other	—	—	—	1	—

Total recoveries	14	8	5	8	9

Net (charge-offs) recoveries	3	(10)	(18)	(7)	(64)
Provision (credit) for loan losses	50	1	7	(12)	43
Transfer to reserve for unfunded credit commitments	—	—	—	(7)	—

Balance at year-end	$118	$65	$74	$85	$111

Nonaccrual loans	$166	$26	$35	$50	$65
Accruing loans past-due 90 days or more	$6	$5	$8	$1	$3
Net charge-offs (recoveries) as a percentage of average loans outstanding	(0.03)%	0.10%	0.21%	0.07%	0.66%

Conditions in the residential housing and credit markets have deteriorated substantially from the favorable conditions of the several years prior to 2007. Homebuilders are finding it increasingly difficult to sell properties without reducing prices, increasing incentives or both. In some markets, including several where we have borrowing customers, values have declined to the point where the builders are unable to profitably complete homes and land development projects. As a result, our asset quality measures have deteriorated substantially, including an increase in non-performing assets and much higher provisions for credit losses in 2007 than over the previous several years. Until conditions in the housing and credit markets improve, it is likely we will continue to report significant non-performing assets, charge-offs, and provisions for credit losses.

Our non-performing loans increased $140 million in 2007, principally as a result of loans to several homebuilders who are in the process of liquidating the collateral pledged against our loans. We recorded provision for credit losses in 2007 of $50 million, principally as a result of these and other homebuilder loans.

Current conditions in California and Florida indicate other homebuilders to which we have loans outstanding will likely have to reduce prices to sell the collateral or may have protracted inventory turnover periods. Because of these market conditions, some of these loans may become non-performing in the future. At year-end 2007, we had $480 million in outstanding loans to regional and local homebuilders in California and $119 million in Florida, of which $284 million in California and $36 million in Florida was secured by land and lots.

We do not originate or purchase sub-prime loans. At year-end 2007, we had only $1 million in mortgage warehouse loans ($25 million committed) with sub-prime loans pledged as collateral. Our obligations to fund additional advances under these commitments are subject to several conditions, including a requirement that the borrower has pre-sold the loans and our approval of the underlying collateral, the purchasers under the pre-sale agreements, and the seller of the warehouse loan itself. As a result of these limiting requirements and the current sub-prime market conditions, we do not expect to fund substantial additional advances under these commitments.

We are a participant in a loan facility to an entity that previously issued, serviced, and invested in credit-sensitive residential mortgage assets. We currently have $23 million remaining unpaid principal on our portion of the loan, and previously had over $50 million loaned to the entity. In 2007, the entity experienced significant liquidity challenges because the value of some of the entity’s collateral used to determine its allowable borrowings declined substantially as a result of the credit market disruptions. The entity sold a portion of the collateral securing the loan and paid down the loan with the proceeds. We, and the other lenders, agreed to modify the loan terms to provide for repayment of the loan through cash flows from payments received on the entity’s remaining assets, all of which are pledged as collateral on the loan. We expect loan repayment over the next several years. We believe we have adequately reserved for our probable loss on this loan. Our non-performing loans do not include this loan, because it is performing in accordance with the modified terms.

We recognized $3 million in 2006 and $4 million in 2005 in interest income as a result of payoffs received on loans on which we had ceased accruing interest.

At year-end 2007, we had $21 million recorded in other assets for the net carrying value of two cargo aircraft we lease to a commercial air carrier. We modified the leases in 2003 as a result of the lessee’s financial difficulties. The lessee continues to perform in accordance with the terms of the modified leases, and the lessee’s financial situation has improved. We anticipate the net carrying value of the aircraft will be $11 million at the end of the lease terms in 2009, which we believe will be the residual value of the aircraft.

Virtually all of our commercial real estate loans are collateralized and performing in accordance with contractual terms. Commercial real estate construction loans are generally designed with an interest capitalization period during construction and often up to a year following construction to allow the borrower to lease the property to tenants.

The year-end allowance for loan losses by loan category was:

	2007		2006		2005		2004		2003
		Allowance		Allowance		Allowance		Allowance		Allowance
		as a		as a		as a		as a		as a
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
	(Dollars in millions)

Single-family mortgage	$9	0.54%	$7	0.30%	$9	0.29%	$8	0.22%	$7	0.22%
Single-family mortgage warehouse	6	0.86%	2	0.25%	1	0.13%	1	0.17%	1	0.26%
Single-family construction	48	3.18%	12	0.67%	9	0.54%	10	0.77%	6	0.68%
Multifamily and senior housing	6	0.39%	4	0.31%	11	0.75%	15	1.03%	28	1.58%

Total residential housing	69	1.27%	25	0.41%	30	0.43%	34	0.49%	42	0.67%
Commercial real estate	6	0.36%	5	0.41%	5	0.66%	8	1.13%	18	1.77%
Commercial and business	15	1.12%	8	0.79%	7	0.83%	7	0.94%	8	1.37%
Energy	6	0.41%	4	0.36%	3	0.40%	3	0.42%	2	0.36%
Asset-based lending and leasing	—	—	—	—	8	2.03%	9	2.10%	9	1.80%
Consumer and other	—	—	—	—	—	—	1	0.49%	1	0.57%
Not allocated	22	—	23	—	21	—	23	—	31	—

	$118	1.17%	$65	0.67%	$74	0.75%	$85	0.88%	$111	1.21%

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring, and management of risks related to interest rates, liquidity, and funding. The Asset and Liability Committee, or ALCO, comprised principally of our senior treasury and executive officers, monitors our exposure to these risks and our policies and practices to minimize them. We have an Interest Rate Risk Policy that defines the acceptable levels of sensitivity of earnings and net market values to changes in interest rates and ALCO monitors compliance with those guidelines.

We are subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The maturity dates (and repricing dates for variable rate instruments) of our assets and liabilities do not coincide. Additionally, as discussed above, when many of our assets reprice their rates do not change by the same amount as broad-market indexes, such as United States Treasury rates or LIBOR, because of contractual lagging features. Also, our floating rate borrowings are typically based on LIBOR rates and many of our assets are based on 11th District Cost of Funds, United States Treasury, our own Prime rate quote, or other indexes.

The majority of our floating rate single-family mortgage loans and loans underlying our mortgage-backed securities are subject to caps on the amount the interest rate may increase over the lifetime of the loan. These caps result in interest rate risk because our funding sources rarely contain similar caps. At year-end 2007, our weighted average loan and mortgage-backed security portfolio rate for those assets subject to caps was more than 4% below the weighted average lifetime cap rate for those assets.

We manage our exposure to interest rate changes by considering the impact of both increases and decreases in interest rates. In general, we have positioned our balance sheet such that increases or decreases in rates have a similar effect. We do not attempt to position the balance sheet in a manner based upon anticipated rate movements in a particular direction. ALCO regularly reviews our exposure to interest rate changes and, when necessary, determines changes to our portfolio structure, our asset and deposit pricing, or both to adjust the sensitivity. We have occasionally used derivative financial instruments to manage our interest rate risk, and then only with respect to specific mortgage-backed security investments. However, our board of directors has approved entering into derivative contracts for risk management purposes, and we may choose to do so in the future.

We monitor our exposure to interest rate changes in a number of ways, including simulating the effects of potential changes in interest rates on our net portfolio value, our net interest income and our liquidity and cash flows. These simulations include hypothetical immediate rate changes, more slowly developing rate changes, different changes in long and short-term rates, and changes in rates across products and markets. In performing these simulations, we make many assumptions, including the prepayment behavior of our borrowers under different rate environments and the competitive market for deposit pricing. Where possible, we use assumptions that are based on historical statistical data, but in many cases there is insufficient data to determine those assumptions precisely. While we believe our assumptions to be reasonable, there can be no assurance that the assumptions used in our simulations will accurately reflect future events. As a result, our estimates of the impact of future rate changes may prove to be incorrect.

Please read Item 7A.  “Quantitative and Qualitative Disclosure About Market Risk” for further quantitative information about our sensitivity to interest rate changes.

Operational Risk Management

Operational risk is the possibility of loss from human error, systems failures, fraud, or inadequate internal controls and procedures. In providing banking services, we process cash, checks, wires, and other electronic funds transfer transactions, we obtain confidential customer information, and we recommend financial products to customers. These activities expose us to risks that we may incorrectly process those transactions, fail to comply with laws and regulations, or suffer reputation damage. We maintain and monitor controls over those processing activities. We maintain contingency plans and systems for operations support in the event of natural or other disasters.

Liquidity, Capital Expenditures, and Contractual Obligations

Sources and Uses of Cash

	For the Year
	2007	2006	2005
	(In millions)

We received cash from:
Operations	$144	$172	$177
Changes in loans held for sale and other	(14)	245	98

From operations	130	417	275
Net repayments on loans and securities	—	736	—
Sale of asset-based operations	—	302	—
Net redemption of Federal Home Loan Bank stock	18	52	—
Increase in deposits and borrowings	728	—	1,626
Capital contribution from Temple-Inland	101	—	—
Sale of real estate projects to affiliate	14	—	—
Collection of mortgage servicing rights sale receivables	—	—	46

Total sources	991	1,507	1,947

We used cash to:
Pay dividends to Temple-Inland	(35)	(135)	(25)
Fund decreases in deposits and borrowings	—	(1,389)	—
Fund loans and securities, net of purchases and sales	(591)	—	(1,756)
Increase investment in Federal Home Loan Bank stock	—	—	(12)
Redeem preferred stock issued by subsidiaries	(305)	—	—
Fund defeasance of other borrowings and future interest on those borrowings	(107)	—	—
Reinvest in the business through capital expenditures, acquisitions, and other	(48)	(42)	(73)

Total uses	(1,086)	(1,566)	(1,866)

Change in cash and cash equivalents	$(95)	$(59)	$81

Our principal operating cash requirements are for interest, compensation, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.

In 2007, we used cash flow from operations to pay dividends to Temple-Inland and to invest in new branches and other capital expenditures. We also redeemed all of the preferred stock issued by subsidiaries with the proceeds from subordinated notes payable to trust. In 2006, we used cash flow from the sale of loans held for sale, principal payments on mortgage-backed securities, and the sale of our asset-based operations to reduce our borrowings.

The changes in deposits and our borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund our investments. The amount of borrowing will decrease as opportunity to invest decreases and will increase as opportunity to invest increases. We anticipate commercial loan growth throughout 2008. However, we expect this growth will likely be offset by repayments of single-family mortgage loans and mortgage-backed securities.

Dividends we paid to Temple-Inland in 2007 were substantially less than our earnings because we chose to retain those earnings as regulatory capital in Guaranty Bank, principally to support our commercial loan growth. Dividends we paid in 2006 were substantially more than in 2005 because of lower requirements for regulatory capital as a result of the sale of our asset-based lending operations and the related reduction in loans.

We are expanding our banking center network by constructing new retail bank branches in key markets. In 2007, we spent $29 million to build new branches and refurnish existing branches. We have no significant commitments related to capital expenditures. In addition, we spent $7 million to acquire an insurance agency in 2007. We anticipate continuing to increase the number of our retail banking branches, but do not have any significant commitments to do so.

Our liquidity needs are associated with cash flow requirements of our deposit and loan customers, our other commitments (including borrowing costs and maturities) and our operating activities. We have a variety of liquidity sources including:

•	Operating cash flows;

•	New deposits;

•	Ability to borrow from FHLB; and

•	A portfolio of liquid assets including marketable mortgage-backed securities.

At year-end 2007, we had loans and securities aggregating $10.1 billion pledged as collateral against FHLB borrowings. Based upon this collateral, we had the ability to borrow an additional $1.3 billion from the FHLB. Additionally, we have other assets not pledged as collateral on FHLB borrowings at year-end 2007, which we could pledge as collateral with the FHLB or other lenders, providing an additional $1.7 billion of available liquidity.

Contractual Obligations

At year-end 2007 our contractual obligations consist of:

	Payments Due or Expiring by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years	Indeterminable
	(In millions)

Items on our balance sheet:
Transaction and savings deposit accounts	$4,599	$—	$—	$—	$—	$4,599
Certificates of deposit	4,776	4,290	396	88	2	—
Federal Home Loan Bank borrowings	5,743	5,309	309	125	—	—
Subordinated notes payable to trust	314	—	—	—	314	—
Items not on our balance sheet:
Contractual interest payments	784	121	95	65	503	—
Operating leases	47	9	16	13	9	—
Processing contracts	18	11	7	—	—	—

	$16,281	$9,740	$823	$291	$828	$4,599

Our transaction and savings deposit accounts are shown as indeterminable maturity. These accounts do not have a contractual maturity, but rather, are due on demand. Most of the certificates of deposit that mature in 2008 had initial maturities of one year or less and a high percentage of the depositors have historically renewed at maturity, although they have no contractual obligation to do so.

Contractual interest has been calculated using rates at year-end 2007. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown above. Payments on certificates of deposit are based on contractual maturity dates. These funds may be withdrawn prior to maturity by the customer, though in general we charge the customer a penalty for early withdrawal.

Operating lease commitments generally represent real property we rent for branch offices, corporate offices, and operations facilities. Payments presented represent the minimum lease payments and exclude related costs such as utilities and property taxes.

Processing contracts are principally data processing and communications contracts and represent the minimum obligations under the contracts. We have excluded additional volume-based payments that are unguaranteed.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements, such as commitments to extend credit for loans, leases, and letters of credit. Commitments to lend require a customer to be in compliance with all conditions in the contract. These commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many commercial and business loan commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Additionally, we generally require collateral upon funding of loan commitments, and once funded, they generally increase our borrowing capacity (referred as “pledgeable” below). These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At year-end 2007, our off-balance sheet unfunded credit arrangements consisted of:

	Expiring by Year
	Total	2008	2009-10	2011-12	Thereafter
	(In millions)

Single-family mortgage loans	$87	$87	$—	$—	$—
Unused lines of credit	1,959	226	835	814	84
Unfunded portion of credit commitments — pledgeable	3,866	1,510	1,942	389	25
Unfunded portion of credit commitments — non-pledgeable	621	449	154	6	12
Commitments to originate loans — pledgeable	337	19	238	47	33
Commitments to originate loans — non-pledgeable	417	277	73	50	17
Letters of credit	359	119	107	133	—

	$7,646	$2,687	$3,349	$1,439	$171

Capital Management

At year-end 2007, Guaranty Bank met or exceeded all applicable regulatory capital requirements. Guaranty Bank’s total risk-based capital ratio at year-end 2007 was 10.54%, and its Tier I leverage ratio was 7.74%. We expect to be able to maintain Guaranty Bank’s capital at a level that exceeds the minimum required for designation as “well-capitalized” under the capital adequacy regulations of the OTS. The federal banking agencies have published elective changes to capital adequacy guidelines and risk-weightings. We have not completed an analysis of these possible changes, but we do not anticipate they will result in a change in Guaranty Bank’s capital categorization.

In 2007 and 2006, we issued a total of $314 million in subordinated notes payable to trust to fund our redemption of preferred stock issued by subsidiaries. In 2007, we redeemed all of the preferred stock issued by subsidiaries. The preferred stock issued by subsidiaries qualified as regulatory capital for Guaranty Bank and, as approved by the OTS, we include amounts raised through the subordinated notes payable to trust in Guaranty Bank’s regulatory capital.

Historically, we returned excess capital to Temple-Inland. Although we believe we are appropriately capitalized for our current business activities, our ability to raise regulatory capital may not be as flexible in the future as it was in the past. As a result, we may retain more equity during periods of slower loan growth. This could decrease our return on equity. Our ability to pay dividends, which is limited by regulatory capital requirements, has historically depended to a great extent on our after-tax earnings and our asset growth. In the future, we may have the ability to raise additional capital to support our asset growth but there is no assurance that we will be able to do so.

Critical Accounting Policies and Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in “Note 1 to the Consolidated Financial Statements.” Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results and involve significant assumptions and estimates. They include allowance for credit losses, valuation of mortgage-backed securities, and assessment of goodwill and other intangibles for impairment. We make complex and subjective judgments in applying these policies, many of which include a high degree of uncertainty. As the uncertainty increases, the level of precision decreases, meaning actual results can, and probably will be, different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. The following is a discussion of these critical accounting policies and significant estimates related to these policies.

Allowance for Credit Losses

The allowance for credit losses consists of allowances for loan losses and for commitment-related losses.

In analyzing the adequacy of the allowance for loan losses, we consider the following factors: loan grades, the result of internal credit reviews, concentrations by loan type, and historical loss experience adjusted for changes in trends and conditions. Other considerations we use in our analysis include volumes and trends of delinquencies, levels of nonaccrual loans, repossessions, and bankruptcies, trends in internally or regulator criticized and classified loans, and anticipated losses on loans secured by real estate. In addition, we consider new credit products and policies, current economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel.

In analyzing the adequacy of our allowance for commitment-related credits losses, we consider the amount of our commitments to fund loans and the amount of our direct credit substitutes, such as our indemnification of previously sold loans. We assess the risk of loss on these commitments based on the type of loan and any collateral, the term of the commitment, and economic conditions.

Valuation of Mortgage-Backed Securities

We determine the values of our private issuer mortgage-backed securities using financial models. We use inputs and assumptions we believe market participants would use in the current environment. Many of our inputs are not directly observable and we derive those from sample price quotations for similar securities and dealer research publications.

When we have unrealized losses on mortgage-backed securities, we consider whether the losses are other-than-temporary. In making our determination, we consider whether the cash flows we project on the securities will fully recover all contractual amounts due. We also consider the amount of time a security has been in an unrealized loss position, and whether we intend hold the security until the value recovers to amortized cost, which may be until repayment.

Assessment of Goodwill and Other Intangibles for Impairment

Assessment of goodwill and other intangible assets for impairment requires us to make subjective judgments about how the acquired businesses and assets will perform in the future using valuation methods including discounted cash flow analysis. Cash flow estimates may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions and our intentions. In determining the reasonableness of cash flow estimates, we consider historical performance of the underlying assets or similar assets.

We also often consider other information to validate the reasonableness of our valuations, including public market comparables and multiples from recent mergers and acquisitions of similar businesses. We may adjust these multiples to consider competitive differences including size, operating leverage, and other factors.

Recent Accounting Standards

Please see “Note 1 to the Consolidated Financial Statements” for information about a new accounting standard relating to income taxes we adopted in 2007 and accounting standards relating to fair value measurements we will adopt in 2008.

Effects Of Inflation

Inflation has had minimal effect on our operating results the past three years because substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our results than general levels of inflation.

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flow in any one accounting period.

In 2007, a class was certified in an action in California related to our former mortgage banking operations. The action alleged violations of the state’s laws related to the time a mortgage company must file a lien release following repayment of a mortgage loan. The court subsequently dismissed the case, though the plaintiff has appealed the dismissal. The matter is pending action by the appeals court. We have established reserves we believe are adequate for this matter, and we do not anticipate the outcome will have a material adverse effect on our financial position or long-term results of operations or cash flows.

As a result of our participation in the Visa USA (“Visa”) network — principally related to ATM and debit cards — we own 0.013% of Visa for which we have no carrying value. Visa has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. In preparation for the offering, the Visa bylaws were modified in fourth quarter 2007 to provide for indemnification of Visa by its members for any ultimate losses related to certain existing litigation, described further in Visa’s registration statement. At the offering date, Visa members will place their ownership interest in escrow for a period of three years, and it is expected that any indemnification obligations will be funded by the escrowed ownership interest. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters. We have accrued our estimate of the fair value of our indemnification obligation, which we believe is insignificant. One of the matters settled prior to year-end 2007 and Visa had announced its estimate of the probable loss for another. However, several of the litigation matters are only in the very early stages of discovery, and it is impossible to determine the probable loss on those matters at this time. Though we expect the ultimate value of our membership interest to exceed our indemnification obligations, further accruals may be necessary depending on how the litigation matters proceed.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The following table illustrates the estimated effect on our pre-tax income of hypothetical immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2007, with comparative year-

end 2006 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics, and expected average balances over the next 12 months.

	Decrease in
	Income Before
	Taxes
Change in	At Year-End
Interest Rates	2007	2006
	(In millions)

+1%	$(6)	$(17)
−1%	(12)	(18)

The change in our interest rate sensitivity from year-end 2006 is principally due to a reduction in our mortgage assets, growth in our commercial loans (which generally carry interest rates which adjust frequently), and increased responsiveness to market rate changes of our deposit costs (with a change in deposit mix towards a money market account product with an interest rate indexed to short-term market rates).

Reporting the effect of immediate and parallel rate changes is common industry practice; however, such changes are unlikely to occur. More typically, rates increase gradually, change in different amounts across the term structure and change differently across products.

While the analysis strives to model accurately the hypothetical relationships being tested, there are numerous assumptions and estimates associated with these simulations which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Assumptions about interest rate changes, balance sheet growth, depositor behavior, or prepayment rates are by nature highly subjective, involve uncertainty and, therefore, are only estimates.

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no exposure to commodity price fluctuations.

Item 8.	Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Guaranty Financial Group Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year-end. In making this assessment, management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has audited our internal control over financial reporting. Their report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Guaranty Financial Group Inc.

We have audited Guaranty Financial Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guaranty Financial Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Guaranty Financial Group Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Guaranty Financial Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guaranty Financial Group Inc. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Austin, Texas
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Guaranty Financial Group Inc.

We have audited the accompanying consolidated balance sheets of Guaranty Financial Group Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Guaranty Financial Group Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty Financial Group Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 Guaranty Financial Group Inc. changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guaranty Financial Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Austin, Texas
February 29, 2008

GUARANTY FINANCIAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2007	2006
	(In millions)

ASSETS
Cash and cash equivalents	$277	$372
Restricted cash	107	—
Loans held for sale	16	23
Loans, net of allowance for losses of $118 in 2007 and $65 in 2006	9,928	9,617
Securities available-for-sale	1,882	529
Securities held-to-maturity	3,642	4,853
Investment in Federal Home Loan Bank stock	256	262
Property and equipment, net	233	214
Accounts, notes, and accrued interest receivable	97	104
Goodwill	144	141
Other intangible assets	26	26
Deferred income taxes	72	27
Other assets	116	84

TOTAL ASSETS	$16,796	$16,252

LIABILITIES AND EQUITY
Deposits	$9,375	$9,486
Federal Home Loan Bank borrowings	5,743	5,076
Other liabilities	125	127
Subordinated debentures and other borrowings	101	101
Subordinated notes payable to trust	314	142
Preferred stock issued by subsidiaries	—	305

TOTAL LIABILITIES	15,658	15,237

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25 million shares authorized, none issued	—	—
Common stock, par value $1 per share, 200 million shares authorized, 35.4 million shares issued and outstanding	35	35
Additional paid-in capital	902	786
Retained earnings	236	193
Accumulated other comprehensive income (loss), net	(35)	1

TOTAL STOCKHOLDERS’ EQUITY	1,138	1,015

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,796	$16,252

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2007	2006	2005
	(In millions, except per share)

INTEREST INCOME
Loans and loans held for sale	$698	$695	$589
Securities available-for-sale	62	32	41
Securities held-to-maturity	220	249	155
Other earning assets	16	21	15

Total interest income	996	997	800

INTEREST EXPENSE
Deposits	(341)	(283)	(189)
Borrowed funds	(264)	(302)	(215)

Total interest expense	(605)	(585)	(404)

NET INTEREST INCOME	391	412	396
Provision for credit losses	(50)	(1)	(10)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	341	411	386

NONINTEREST INCOME
Insurance commissions and fees	68	69	65
Service charges on deposits	53	50	44
Operating lease income	7	7	6
Loan origination and sale of loans	—	2	22
Other	29	40	43

Total noninterest income	157	168	180

NONINTEREST EXPENSE
Compensation and benefits	(181)	(184)	(182)
Occupancy	(28)	(28)	(27)
Information systems and technology	(14)	(14)	(16)
Charges related to asset impairments and severance	—	(11)	(5)
Other	(149)	(151)	(154)

Total noninterest expense	(372)	(388)	(384)

INCOME BEFORE TAXES	126	191	182
Income tax expense	(48)	(70)	(66)

NET INCOME	$78	$121	$116

EARNINGS PER SHARE
Basic and diluted	$2.20	n/a	n/a
Diluted with share awards (proforma, unaudited)	$2.16	n/a	n/a
AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	35.4	n/a	n/a
Diluted with share awards (proforma, unaudited)	36.1	n/a	n/a

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year
	2007	2006	2005
	(In millions)

CASH PROVIDED BY OPERATIONS
Net income	$78	$121	$116
Adjustments:
Depreciation and amortization	18	16	20
Depreciation of assets leased to others	6	6	6
Amortization of core deposit and other intangible assets	5	6	5
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	14	24	13
Provision for credit losses	50	1	10
Deferred income taxes	(27)	(2)	7
Changes in:
Loans held for sale:
Originations	(76)	(157)	(2,379)
Sales and collections	83	414	2,595
Collections on loans serviced for others, net	—	—	(122)
Other	(21)	(12)	4

	130	417	275

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(1,548)	(2)	(3)
Principal payments and maturities	135	126	183
Securities held-to-maturity:
Purchases	(142)	(833)	(2,966)
Principal payments and maturities	1,331	1,510	1,339
Federal Home Loan Bank stock:
Purchases	(51)	—	(12)
Redemptions	69	52	—
Loans originated or acquired, net of collections	(401)	(65)	(310)
Collection of mortgage servicing rights sale receivables	—	—	46
Sales of loans	34	302	1
Sale of real estate projects to former affiliate	14	—	—
Acquisitions, net of cash acquired	(7)	—	(21)
Capital expenditures	(44)	(43)	(41)
Other	3	(3)	10

	(607)	1,044	(1,774)

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	(111)	285	238
Repurchase agreements and short-term borrowings, net	1,177	(1,196)	2,126
Long-term Federal Home Loan Bank and other borrowings:
Additions	445	—	2
Payments	(955)	(620)	(740)
Issuance of subordinated notes payable to trust	172	142	—
Dividends paid to Temple-Inland	(35)	(135)	(25)
Capital contribution from Temple-Inland	101	—	—
Redemption of preferred stock issued by subsidiaries	(305)	—	—
Restricted cash deposited for future defeasance of other borrowings and related future interest	(107)	—	—
Other	—	4	(21)

	382	(1,520)	1,580

Net (decrease) increase in cash and cash equivalents	(95)	(59)	81
Cash and cash equivalents at beginning of year	372	431	350

Cash and cash equivalents at year-end	$277	$372	$431

Interest paid	$610	$584	$389

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income/(Loss), net	Equity
	(In millions)

Balance at year-end 2004	$35	$771	$116	$5	$927
Comprehensive income, net of tax:
Net income	—	—	116	—	116
Net unrealized gains (losses) on available-for-sale securities	—	—	—	(3)	(3)

Comprehensive income for the year 2005					113
Distribution of non-cash assets to Temple-Inland	—	(6)	—	—	(6)
Contribution of allocated expenses from Temple-Inland	—	8	—	—	8
Dividends paid to Temple-Inland	—	—	(25)	—	(25)

Balance at year-end 2005	$35	$773	$207	$2	$1,017
Comprehensive income, net of tax:
Net income	—	—	121	—	121
Net unrealized gains (losses) on available-for-sale securities	—	—	—	(1)	(1)

Comprehensive income for the year 2006					120
Contribution of non-cash assets from Temple-Inland	—	6	—	—	6
Contribution of allocated expenses from Temple-Inland	—	7	—	—	7
Dividends paid to Temple-Inland	—	—	(135)	—	(135)

Balance at year-end 2006	$35	$786	$193	$1	$1,015
Comprehensive income, net of tax:
Net income	—	—	78	—	78
Net unrealized gains (losses) on available-for-sale securities	—	—	—	(36)	(36)

Comprehensive income for the year 2007					42
Cash contribution from Temple-Inland	—	101	—	—	101
Contribution of non-cash assets from Temple-Inland	—	10	—	—	10
Contribution of allocated expenses from Temple-Inland	—	5	—	—	5
Dividends paid to Temple-Inland	—	—	(35)	—	(35)

Balance at year-end 2007	$35	$902	$236	$(35)	$1,138

Please read the notes to the consolidated financial statements

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Background

Guaranty Financial Group Inc. (“Guaranty,” “we,” or “our” in these financial statements) is a grandfathered unitary savings and loan holding company that owns several subsidiaries, the most significant of which is Guaranty Bank, a federally-chartered savings bank. Guaranty Bank conducts consumer and commercial banking activities through banking centers in Texas and California and lends in diverse geographic markets. Our Texas banking centers are concentrated in the metropolitan areas of Austin, Dallas/Fort Worth, Houston and San Antonio, and our California banking centers are concentrated in the central valley and southern areas of the state. Guaranty Bank also conducts insurance agency operations through its subsidiary, Guaranty Insurance Services, Inc.

We were formerly known as Temple-Inland Financial Services Inc. and, prior to December 28, 2007, were a wholly-owned subsidiary of Temple-Inland Inc. (“Temple-Inland”). Our operations comprised all of the financial services operations of Temple-Inland. On December 28, 2007, Temple-Inland distributed all of our common stock to its shareholders.

Basis of Presentation

Our consolidated financial statements include the accounts of Guaranty Financial Group Inc. and its subsidiaries, the majority of which are wholly-owned. We eliminate all material intercompany accounts and transactions. Our year-end is December 31.

Guaranty Bank is our predominant financial services subsidiary, and its assets and operations, along with those of its insurance agency subsidiaries, are subject to regulatory rules and restrictions, including restrictions on the payment of dividends to us. As a result, all of our consolidated assets are not available to satisfy all of our consolidated liabilities.

We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include our allowances for credit losses, valuation of mortgage-backed securities, and our assessments of goodwill and other intangible assets for impairment.

We have presented historical shareholders’ equity as if Temple-Inland’s distribution of our common stock occurred at the beginning of the earliest period presented, using the actual number of shares distributed on December 28, 2007.

Our consolidated financial statements include expenses incurred by Temple-Inland on our behalf such as benefits administration, payroll, real estate services, technology, and, beginning in 2006, share-based compensation. The methodologies used to allocate those expenses were included in agreements between Guaranty and Temple-Inland and were based on actual expenses incurred, including salaries and benefits, or estimates of actual usage. Our consolidated financial statements also include expenses incurred by Temple-Inland not directly attributable to us such as costs associated with investor relations, financial reporting, and executive officers, and for 2005, share-based compensation. The methodologies Temple-Inland used to allocate these expenses were based on Temple-Inland’s historical net investment in us relative to its other segments, revenues, operating profits, employee count, or similar drivers. We report all costs allocated to us by Temple-Inland in noninterest expense, and those costs totaled $35 million in 2007, $38 million in 2006, and $29 million in 2005. We believe the assumptions and methodologies used to derive these allocations are reasonable; however, they may not necessarily be indicative of what our expenses would have been had we been a separate stand-alone public company in the past or what our expenses might be in the future. We have no practical way

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of determining what expenses we would have incurred if we would have been a separate stand-alone public company in the past.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. We are required by banking regulations to hold a minimum amount of cash based on deposits. At year-end 2007, we were required to hold $39 million in cash.

Please read Note 8 for additional information regarding restricted cash.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to five years. The carrying value of capitalized software was $13 million at year-end 2007 and $5 million at year-end 2006 and is included in other assets. The amortization of these capitalized costs was $4 million in 2007, $3 million in 2006, and $6 million in 2005 and is included in other noninterest expense.

Derivatives

We use derivative instruments to mitigate our exposure to risks, principally related to our mortgage origination activities. We do not enter into derivatives for trading purposes.

We enter into interest rate lock commitments with mortgage borrowers for loans we intend to keep and loans we intend to sell. We record interest rate lock commitments for loans we intend to sell as derivatives at fair value in the balance sheet. At inception, we value these interest rate lock commitments at zero. Subsequent value estimates are made using quoted market prices for equivalent rate loans, adjusted for the percentage likelihood the interest rate lock commitment will ultimately become a funded mortgage loan. At times, we enter into forward commitments to sell loans and mortgage-backed securities to hedge the value of the interest rate lock commitments and loans held for sale. We designate forward sale commitments that hedge mortgage loans held for sale as fair value hedges if we can demonstrate the sale commitment is highly effective at offsetting changes in value of the mortgage loans. Please read Pending Accounting Pronouncements for information about a new standard that will likely change our policy for mortgage loans held for sale beginning in 2008.

Fair Value of Financial Instruments

In the absence of quoted market prices, we estimate the fair value of financial instruments. Our estimates are affected by the assumptions we make, including the discount rate and estimates of the amount and timing of future cash flows.

Foreclosed Assets

We carry foreclosed assets at the lower of the related loan balance or fair value of the foreclosed asset, less estimated selling costs. If the fair value is less than the loan balance at the time of foreclosure, we charge the difference to the allowance for loan losses. Subsequent to foreclosure, we evaluate properties for impairment, recognize any impairment and reduce the carrying value of the properties. The amount we ultimately recover from foreclosed assets may differ from our carrying value because of future market value changes or because of changes in our strategy for sale or development of the property. We record any differences as gains or losses upon ultimate liquidation of the property. We include foreclosed assets in other assets, and we include recognized impairments in other noninterest expense.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

We do not amortize goodwill and other indefinite-lived intangible assets, such as our trademark. Instead, we measure the assets for impairment based on estimated values at least annually or more frequently if impairment indicators exist. We perform the annual impairment assessment as of the beginning of the fourth quarter of each year.

We have core deposit intangibles and other intangible assets (principally insurance agency customer relationships) with finite lives that we amortize using the straight-line method over their estimated useful lives of five to ten years.

Income Taxes

Through 2007, we have been included in Temple-Inland’s consolidated federal income tax return. We have also been included in Temple-Inland’s tax returns for a number of states, including California and, for 2007, Texas. We have computed our income tax expense for financial statement purposes as if we filed separate tax returns. Beginning in 2008, we will be a separate consolidated tax group for all federal income tax and state tax purposes. We record deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values. We only recognize tax positions we believe are probable of being sustained, which we determine based on tax laws, tax elections, commonly accepted tax positions, and management estimates. When we have taken tax positions that we believe are not probable of being sustained, we record them as other liabilities. We include any tax penalties and related interest in income tax expense.

Loans

We carry loans at unpaid principal balances, net of deferred fees and origination costs and any discounts or premiums on purchased loans. We recognize interest on loans as earned. We stop accruing interest when we have substantial uncertainty about our ability to collect all contractual principal and interest or when payment has not been received for ninety days or more, unless the loan is both well secured and in the process of collection. When we stop accruing interest, we reverse all uncollected interest previously recognized. Thereafter, we accrue interest income only if, and when, collections are anticipated to be sufficient to repay both principal and interest. We recognize deferred fees and costs, as well as any purchase premiums and discounts, as yield adjustments using the interest method on amortizing loans and the straight-line method for revolving credit arrangements. For pools of homogeneous loans that we can reasonably estimate prepayments, we determine the constant effective yield using estimated prepayments and adjust for differences between estimated and actual prepayments when they occur. We recognize any unamortized amounts on non-homogeneous loans if a loan is prepaid or sold. We include yield adjustments and recognition of unamortized amounts in interest income.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable loan losses as of the balance sheet date. Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that we believe have affected the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

We regularly assess the credit quality of our loans by assigning judgmental grades to each loan. Single-family mortgage loans are graded principally based on payment status, while larger non-homogeneous commercial loans are graded based on various factors including the borrower’s financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Commercial loans are graded at least annually and upon identification of any significant new information

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding a loan. Loans for which borrower payment performance, collateral uncertainties or other factors indicate the potential for other than full repayment are graded in categories representing higher risk.

We estimate probable losses on loans specifically evaluated for impairment (generally identified through our risk rating process) by comparing the carrying amount of the loan to the loan’s observable market price, estimated present value of total expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral if the loan is collateral dependent.

We estimate unidentified probable losses for pools of loans with similar risk characteristics, such as product type, market, aging, and collateral based on historic trends in delinquencies, charge-offs and recoveries, and factors relevant to collateral values. Our allowance for loan losses on pools of loans is based on estimated percentages of losses that have been incurred in these pools. These estimated percentages are based on historical charge-off rates, adjusted for current market and environmental factors that we believe are not reflected in historical data. We evaluate these estimated percentages annually and more frequently when portfolio characteristics change significantly.

We also estimate unidentified probable losses based on our assessment of general economic conditions and specific economic factors in individual markets. We also consider other risk factors that may not be reflected in the information used to determine the other components of our allowance for loan losses. These factors include inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments, and the interpretation of economic trends; and the uncertainty of assumptions used to establish allowances for homogeneous groups of loans.

When available information confirms that a portion or all of a specific loan is uncollectible, we charge the amount against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; we have no recourse to the borrower, or if we do, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential loans that we expect to sell. We carry loans held for sale at the lower of aggregate cost or fair value. We include changes in fair value and realized gains and losses in loan origination and sale of loans. If we have designated a loan held for sale as the hedged item under an effective derivative hedge, we increase or decrease its carrying amount for changes in its fair value after the date of hedge designation.

Other Revenue Recognition

We recognize insurance commissions as of the effective date of the policy or the date the customer is billed, whichever is later. We maintain allowances for commission adjustments based on estimated cancellations. These allowances were less than $1 million at year-end 2007.

Property and Equipment

We carry property and equipment at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

We determine the appropriate classification of securities at the time of purchase and confirm the designation of these securities as of each balance sheet date. We classify securities as held-to-maturity and carry them at amortized cost when we have both the intent and ability to hold the securities to maturity. Otherwise, we classify securities as available-for-sale and carry them at fair value and include any unrealized gains and losses, net of tax, in accumulated other comprehensive income until realized. We consider any unrealized losses for which we do not expect the security value to recover during our anticipated holding period (in many cases through repayment) to be other-than-temporary. We expense any other-than-temporary losses and reduce the carrying value of the security.

We recognize interest on securities as earned. We recognize premiums and discounts as yield adjustments using the interest method. We determine the constant effective yield for mortgage-backed securities using estimated cash flows on the securities, which incorporate estimates of prepayments and credit losses on the underlying loans and the security cash flow structure. We adjust for differences between estimated and actual prepayments when they occur. We include these yield adjustments in interest income. We recognize gains or losses on securities sold at the trade date based on the specific-identification method and include any gains and losses in other noninterest income.

Securities Sold Under Repurchase Agreements

At times, we enter into agreements under which we sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, we transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates us to repurchase the assets. As a result, we account for securities sold under repurchase agreements as financing arrangements and reflect the obligation to repurchase the securities as a liability while continuing to include the securities as assets.

Share-Based Compensation

We include share-based compensation expense in compensation and benefits expense. Through 2007, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation awards under those plans. Temple-Inland allocated to us the expense it recognized on those awards as follows:

•	Beginning January 2006, Temple-Inland adopted the modified prospective application method contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised December 2004), Share-Based Payment (“SFAS 123(R)”), to account for share-based payments. As a result, Temple-Inland applied this pronouncement to new awards or modifications of existing awards in 2006. Prior to adopting SFAS 123(R), Temple-Inland had been expensing, over the service period, the fair value of share-based compensation awards granted, modified, or settled in 2003 through 2005 using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.

•	Prior to 2003, Temple-Inland used the intrinsic value method in accounting for stock options. As a result, Temple-Inland did not allocate to us share-based compensation expense related to stock options granted prior to 2003.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect the fair value method would have had on our net income had we applied it to the options granted to our employees prior to 2003.

For the Year
2005
(In millions)

Net income, as reported	$116
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income	2
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(3)

Pro forma net income	$115

Please read Note 15 for additional information about share-based compensation.

Transfers of Financial Assets

At times, we sell loans to third parties or through the delivery into pools of mortgage loans that are being securitized into a mortgage-backed security. We recognize a gain or loss when we no longer control the loans, and we remove the loans from the balance sheet. We include the gain or loss in loan origination and sales of loans. When we sell loans, we sell the loans and related servicing rights at the same time.

New Accounting Pronouncement

Beginning January 2007, we adopted Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. The adoption of FIN 48 did not result in any adjustments to our financial statements. At the beginning of 2007 and at year-end 2007, we had $2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

Pending Accounting Pronouncements

SFAS No. 157, Fair Value Measures — This new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to fair value measurements already required or permitted and is effective for us beginning January 1, 2008. We are currently assessing the effect SFAS No. 157 will have on our financial statements, but anticipate it will only result in additional disclosures regarding estimates we make in determining fair value for some financial instruments, including mortgage-backed securities and interest rate lock commitments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — This new standard permits an entity to elect fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. Entities electing the fair value option are required to disclose the fair value of those assets and liabilities on the balance sheet or in the notes to the financial statements. SFAS No. 159 is effective for us beginning January 1, 2008. We are assessing whether we will elect to use the fair value option for any financial instruments acquired in the future; currently we expect to do so only for mortgage loans held for sale.

SFAS No. 141 (revised 2007), Business Combinations — This new standard retains the acquisition (purchase) method of accounting of SFAS No. 141, establishes the acquisition date as the date the acquiror achieves control, and requires assets acquired and liabilities assumed be measured at their fair values at that date. One implication of SFAS No. 141 (revised 2007) to financial institutions is that historical allowance for

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan losses of the acquired entity will not be recorded by the acquiror; rather, the acquiror will record the loans at fair value, which will be reduced by the fair value of the credit risk inherent in those loans. SFAS No. 141 (revised 2007) is effective for us beginning January 1, 2009.

Note 2 —	Acquisitions and Intangible Assets

In 2007, we acquired an insurance agency for $7 million cash, of which we recorded $3 million in goodwill and $4 million in finite-lived intangibles. In 2005, we acquired an insurance agency for $18 million cash and potential earn-out payments of $8 million, and recorded $13 million in goodwill and $10 million in finite-lived intangible assets. Through year-end 2007, we had paid $3 million in earn-out payments under the purchase agreement with a corresponding increase in goodwill.

We allocated the purchase price of these acquisitions to the assets acquired and liabilities assumed based on our estimates of their fair values at the date of the acquisitions. We included the operating results of the acquisitions in our financial statements from the acquisition dates. Unaudited pro forma results of operations, assuming the acquisitions occurred at the beginning of the applicable year, would not have differed significantly from those reported.

The carrying value of our indefinite-lived intangible asset, a trademark, was $6 million at year-end 2007 and 2006. The net carrying value of our finite-lived intangibles, principally core deposit and customer relationships, was $20 million at year-end 2007 and 2006. The amortization of finite-lived intangibles was $5 million in 2007, 2006, and 2005. We estimate amortization for the next five years will be as follows (in millions): 2008 — $4; 2009 — $3; 2010 — $3; 2011 — $2; and 2012 — $2.

Note 3 —	Cash and Cash Equivalents

Cash and cash equivalents consist of:

	At Year-End
	2007	2006
	(In millions)

Cash and due from banks	$157	$188
Interest-bearing deposits with banks	35	14
Federal funds sold	85	170

	$277	$372

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Loans

Loans consist of:

	At Year-End
	2007	2006
	(In millions)

Single-family mortgage	$1,672	$2,323
Single-family mortgage warehouse	695	795
Single-family construction	1,510	1,782
Multifamily and senior housing	1,541	1,270

Total residential housing	5,418	6,170
Commercial real estate	1,674	1,227
Commercial and business	1,340	1,012
Energy	1,470	1,117
Consumer and other	144	156

Total loans	10,046	9,682
Less allowance for loan losses	(118)	(65)

Loans, net	$9,928	$9,617

Single-family mortgages are made to homeowners and are secured by first liens on real estate. Our single-family mortgage loans include $502 million at year-end 2007 and $677 million at year-end 2006 of adjustable-rate mortgages that have various monthly payment options (“Option ARMs”). These loans generally allow the borrower to select from fully amortizing payments, interest-only payments, and payments less than the interest accrual rate that results in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110% maximum principal balance as a percent of original principal balance, which limits the loan-to-value ratio that can be reached. Interest income recognized and added to the principal balance of Option ARM loans was $7 million in 2007, $11 million in 2006, and $4 million in 2005.

Information about the geographic distribution of our single-family mortgage loans follows:

	At Year-End
	2007	2006
	(In millions)

California	$903	$1,262
Texas	193	239
Florida	104	138
All other states	472	684

	$1,672	$2,323

Single-family mortgage warehouse loans finance mortgage lenders’ origination and acquisition of single-family mortgage loans until sale. Single-family construction loans principally finance homebuilders’ development and construction of single-family homes, condominiums, and town homes, including the acquisition and development of residential lots. Multifamily and senior housing loans finance the development, construction, and lease of apartment projects and housing for independent, assisted, and memory-impaired residents.

Commercial real estate loans primarily finance the development, construction, and lease of office, retail, and industrial projects and are geographically diversified across the United States. Commercial and business loans finance middle-market business operations. Energy finances small to medium sized oil and gas producers and other participants in energy production and distribution activities. In 2006, we sold our asset-based lending operations. Prior to that sale, asset-based lending and leasing primarily included inventory and receivable-

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based loans and direct financing leases on equipment. Consumer and other loans are primarily loans secured by second liens on single-family homes.

At year-end 2007, we had $4.5 billion of unfunded commitments on outstanding loans and $754 million in commitments to originate loans. To meet the needs of our customers, we also issue standby and other letters of credit. Our credit risk in issuing letters of credit is essentially the same as that involved in extending loans to customers. We hold collateral to support letters of credit when we believe appropriate. At year-end 2007, we had outstanding standby letters of credit totaling $359 million, which represent our obligation to guarantee payment of other entities’ specified financial obligations or to make payments based on any failure by them to perform under an obligating agreement. These letters of credit have a weighted average term of approximately three years. The amount, if any, we will ultimately have to fund is uncertain, but we have not historically been required to fund a significant amount of letters of credit. We record fees associated with letters of credit as a liability and recognize the fees as income over the period of the agreement. Fees recognized are included in other noninterest income. Fees generally approximate the initial fair value of the agreement. At year-end 2007, we did not have a significant amount of deferred fees related to these agreements.

At year-end 2007, we had $940 million of real estate construction loans and $484 million of unfunded commitments to single-asset entities we believe meet the definition of a variable interest entity. These arrangements are common in commercial real estate construction, and our involvement as a lender is in the customary form. We believe the entities are variable interest entities. This is because we believe each entity’s equity investment at risk is insufficient to permit the entity to finance its activities without additional subordinated financial support. All of these loans and commitments involve subordinated financial support in the form of pre-arranged sale or refinancing commitments from substantive third parties unrelated to us or any of our affiliates, or include guarantees from financially strong third parties who are developing the properties. We have evaluated each of these loans and commitments under Financial Accounting Standards Board’s Interpretation No. 46(R). Based on these evaluations, we concluded we are not the primary beneficiary of any of these entities because other parties will bear or benefit from the majority of the variability in fair value of each entity’s assets and cash flow. Our loss exposure is limited to the loan or committed amount.

Activity in the allowance for credit losses was:

	For the Year
	2007	2006	2005
	(In millions)

Loans:
Balance at beginning of year	$65	$74	$85
Provision for loan losses	50	1	7
Charge-offs	(11)	(18)	(23)
Recoveries	14	8	5

Balance at year-end	118	65	74

Unfunded credit commitments:
Balance at beginning of year	7	7	7
Provision for commitment-related credit losses	—	—	3
Charge-offs	—	—	(3)

Balance at year-end	7	7	7

Combined allowances for credit losses at year-end	$125	$72	$81

Provision for:
Loan losses	$50	$1	$7
Commitment-related credit losses	—	—	3

Combined provision for credit losses	$50	$1	$10

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the unpaid principal balance of past due, nonaccrual, restructured, and impaired loans follows:

	At Year-End
	2007	2006
	(In millions)

Accruing loans past due 90 days or more	$6	$5
Recorded investment in nonaccrual loans	166	26
Restructured loans included in nonaccrual loans	1	1
Impaired loans included in nonaccrual loans	118	1
Allowance for loan losses on impaired loans	20	—
Average recorded investment in impaired loans	32	2

We did not recognize a significant amount of interest income on impaired loans in 2007, 2006, or 2005. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was $8 million in 2007 and was not significant in 2006 or 2005. The aggregate average recorded investment in impaired loans was $32 million in 2007 and $2 million in 2006. We recognized $3 million in 2006 and $4 million in 2005 in interest income on loans that we previously classified as nonaccrual but paid in full.

We are a participant in a loan facility to an entity that previously issued, serviced, and invested in credit-sensitive residential mortgage assets. We currently have $23 million remaining unpaid principal on our portion of the loan. In 2007, the entity experienced significant liquidity challenges because the value of some of the entity’s collateral used to determine its allowable borrowings declined substantially as a result of the credit market disruptions. The entity sold a portion of the collateral securing the loan and paid down the loan with the proceeds. We, and the other lenders, agreed to modify the loan terms to provide for repayment of the loan through cash flows from payments received on the entity’s remaining assets, all of which are pledged as collateral on the loan. We expect loan repayment over the next several years. We believe we have adequately reserved for our probable loss on the loan. We recognized $3 million in interest on the loan in 2007, for which we have received all payments.

We lease two aircraft to a third party under restructured lease agreements classified as operating leases. We classify the aircraft as other assets and are depreciating them over their remaining expected useful lives. The net carrying value of the aircraft was $21 million at year-end 2007, and we anticipate the carrying value will be $11 million at the end of the lease terms in 2009.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Securities

Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In millions)

At year-end 2007:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$14	$—	$—	$14
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	552	4	(4)	552
Private issuer	1,366	—	(54)	1,312

	1,932	4	(58)	1,878
Equity securities	4	—	—	4

	$1,936	$4	$(58)	$1,882

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$57	$—	$—	$57
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,172	4	(3)	1,173
Private issuer	2,413	1	(213)	2,201

	$3,642	$5	$(216)	$3,431

At year-end 2006:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$17	$—	$—	$17
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	496	6	(4)	498
Private issuer	6	—	—	6

	519	6	(4)	521
U.S. Government debt securities	4	—	—	4
Equity securities	4	—	—	4

	$527	$6	$(4)	$529

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$79	$—	$(1)	$78
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,725	3	(21)	1,707
Private issuer	3,049	21	(3)	3,067

	$4,853	$24	$(25)	$4,852

Mortgage loans underlying mortgage-backed securities we hold have adjustable interest rates and generally have initial contractual maturities ranging from 15 to 40 years. Principal and interest installments are due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans. All of the securities we own have single-family residential mortgage loans as the underlying assets.

The mortgage-backed securities we purchased in 2007, 2006, and 2005, and a portion of the securities we purchased in prior years, have Option ARMs as the underlying assets. The amortized cost of Option ARM securities in our portfolio at year-end 2007 was $4.2 billion. Of these, $590 million were issued by

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Government Sponsored Enterprises (FNMA, FHLMC) and the remaining $3.6 billion are senior tranches issued by private issuer institutions.

At year-end 2007, all of the private issuer securities we own carried AAA ratings by two different nationally recognized securities rating organizations, and none have been subsequently downgraded.

At year-end 2007, we held $125 million and at year-end 2006, we held $165 million of securities formed by pooling loans that we previously held in our loan portfolio. We retained $83 million in securities in 2005 that we formed by pooling loans. We did not retain any securities formed by pooling loans in 2007 or 2006. We record these securities at the carrying value of the mortgage loans at the time of securitization.

At year-end 2005, the carrying value of available-for-sale mortgage-backed securities, debt securities, and equity securities were $647 million, $3 million, and $4 million. The carrying value of held-to-maturity mortgage-backed securities at year-end 2005 was $5.6 billion.

Analysis of securities we hold with gross unrealized losses at year-end 2007, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, follows:

	Less Than 12 Months		12 Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)
	(In millions)

Available-for-sale
Mortgage-backed securities:
U.S. Government Sponsored Enterprises	$129	$(1)	$138	$(3)
Private issuer	1,307	(54)	3	—

	$1,436	$(55)	$141	$(3)

Held-to-maturity
Mortgage-backed securities:
U.S. Government Sponsored Enterprises	$4	$—	$611	$(3)
Private issuer	1,805	(197)	282	(16)

	$1,809	$(197)	$893	$(19)

	$3,245	$(252)	$1,034	$(22)

We consider these unrealized losses temporary because:

•	We believe, based on current estimates of cash flows on the securities, we will receive all contractual amounts due.

•	The securities cannot be settled at maturity or through prepayment in a way that would preclude recovery of substantially all of our recorded investment. We do not have significant purchase premiums on the securities. Additionally, we have no specific plans to sell these securities and we have the ability and intent to hold them until repayment.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property and Equipment

Property and equipment consists of:

	Estimated	At Year-End
	Useful Lives	2007	2006
		(In millions)

Land	N/A	$55	$50
Buildings	10-40 years	170	157
Leasehold improvements	5-20 years	24	19
Furniture, fixtures, and equipment	3-10 years	73	73

		322	299
Less accumulated depreciation and amortization		(89)	(85)

		$233	$214

We lease equipment and facilities under operating lease agreements. Total rent expense was $11 million in 2007, $12 million in 2006, and $14 million in 2005. At year-end 2007, our future minimum rental commitments under non-cancelable leases with a remaining term in excess of one year, were:

(In millions)

2008	$9
2009	8
2010	8
2011	7
2012	6
Thereafter	9

$47

Note 7 —	Deposits

Deposits consist of:

	At Year-End
	2007	2006
	(In millions)

Noninterest-bearing demand	$779	$845
Interest-bearing demand	3,648	3,442
Savings deposits	172	192
Certificates of deposit	4,776	5,007

	$9,375	$9,486

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of certificates of deposit at year-end 2007 were:

	$100,000	Less than
	or More	$100,000	Total
		(In millions)

3 months or less	$747	$1,447	$2,194
4-6 months	463	981	1,444
7-12 months	191	461	652
2009	106	246	352
2010	8	36	44
2011	16	45	61
2012	4	23	27
Thereafter	1	1	2

	$1,536	$3,240	$4,776

Note 8 —	Borrowings

Information about our short-term (original maturities of 12 months or less) and long-term (original maturities greater than 12 months) Federal Home Loan Bank (“FHLB”) borrowings, repurchase agreements, and other borrowings follows:

	2007	2006	2005
	(Dollars in millions)

Short-term FHLB borrowings:
At year-end:
Balance	$4,949	$3,772	$4,968
Weighted average interest rate	4.3%	5.2%	4.0%
For the year:
Average daily balance	$3,866	$4,212	$3,084
Maximum month-end balance	$4,949	$4,877	$4,968
Weighted average interest rate	5.0%	5.0%	3.4%
Long-term FHLB borrowings:
At year-end:
Balance	$794	$1,304	$1,924
Weighted average interest rate	4.2%	3.7%	3.7%
Repurchase agreements:
For the year:
Average daily balance	$—	$—	$144
Maximum month-end balance	$—	$—	$711
Weighted average interest rate	—	—	2.5%
Subordinated notes payable to trust (see Note 9):
At year-end:
Balance	$314	$142	$—
Weighted average interest rate	7.2%	7.2%	—
Subordinated debentures and other borrowings:
At year-end:
Balance	$101	$101	$101
Weighted average interest rate	8.5%	8.3%	6.5%

Guaranty Bank’s borrowings with the FHLB are secured by a blanket floating lien on certain of Guaranty Bank’s loans, and by securities Guaranty Bank maintains on deposit at the FHLB. At year-end 2007, $10.1 billion of Guaranty Bank’s loans and securities were pledged as securities for FHLB borrowings.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stated maturities of our borrowings are:

	Payment Due or Expiring by Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)

FHLB borrowings	$5,743	$5,309	$224	$85	$75	$50	$—
Subordinated notes payable to trust	314	—	—	—	—	—	314
Subordinated debentures and other borrowings	101	90	10	1	—	—	—

	$6,158	$5,399	$234	$86	$75	$50	$314

By year-end 2008, we will have the right to redeem $90 million of our subordinated debentures and, in January 2009, we will have the right to redeem the remaining $10 million. In 2007, we deposited $107 million with the trustees for the subordinated debentures to economically defease the subordinated debentures. We classify the deposit as restricted cash. By depositing the restricted cash with the trustees, all provisions of the related indentures were discharged other than the obligation to pay interest until the redemption dates and the obligation to pay the redemption amounts. We have irrevocably elected to redeem the debentures and the trustees will use the restricted cash to service the debentures and remit the redemption price on the redemption dates. We will remove the debentures and the restricted cash from our balance sheet on the respective redemption and interest due dates.

We have a revolving credit facility with available capacity of $40 million to support our liquidity needs. The revolving credit facility has a two year term and includes financial and other covenants we must maintain. We had not drawn any amounts under the revolving credit facility as of year-end 2007.

Interest expense on borrowings consists of:

	For the Year
	2007	2006	2005
	(In millions)

Short-term FHLB borrowings	$195	$209	$103
Long-term FHLB borrowings	34	61	84
Repurchase agreements	—	—	4
Subordinated notes payable to trust (Note 9)	19	2	—
Subordinated debentures and other borrowings	9	9	7
Preferred stock issued by subsidiaries (Note 9)	7	21	17

	$264	$302	$215

Note 9 —	Preferred Stock Issued by Subsidiaries and Subordinated Notes Payable to Trust

Preferred Stock Issued by Subsidiaries

At year-end 2006, Guaranty Bank had two subsidiaries that qualified as real estate investment trusts (“REITs”). The REITs had outstanding variable rate and fixed rate preferred stock, which we classified as preferred stock issued by subsidiaries. The preferred stock issued by the REITs qualified, subject to limitations, as regulatory capital for Guaranty Bank. We paid dividends on the preferred stock of $7 million in 2007, $21 million in 2006, and $17 million in 2005. We reported those dividends on the preferred stock issued by subsidiaries in interest expense on borrowed funds. The weighted average dividend rate paid on the variable rate preferred stock issued by subsidiaries was 6.92% in 2007, 6.66% in 2006, and 4.84% in 2005. In 2007, we redeemed all of the preferred stock of the REITs for $305 million, using proceeds from the subordinated notes payable to trust discussed below.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Notes Payable to Trust

To effect the redemption of the preferred stock of the REITs, we formed a trust to issue preferred securities to third parties and lend the proceeds to us. We do not consolidate the trust because we are not the primary beneficiary. At year-end 2007, we had borrowed $314 million from the trust and purchased $9 million of the trust’s common securities. Our investment in the trust’s common securities is included in other assets, our debt to the trust is included in subordinated notes payable to trust, and interest paid on the subordinated notes payable to trust is included in interest expense on borrowed funds. Our subordinated notes payable to trust have 30 year maturities, are callable after five years, and bear interest at variable rates equal to the stated dividend rates on the trust’s securities. The weighted average interest rate on the subordinated notes payable to trust was 7.20% at year-end 2007.

Note 10 —	Earnings Per Share

We computed earnings per share for the year 2007 by dividing net income by the number of our shares distributed by Temple-Inland as follows:

(In millions, except per share)
Net income	$78
Weighted average shares outstanding — basic and diluted	35.4

Earnings per common share — basic and diluted	$2.20

Our directors and certain of our key employees have share-based compensation awards including cash-settled awards, restricted stock and stock-settled units, and stock options on our stock. Those awards are described more fully in Note 15. Additionally, directors and key employees of Temple-Inland and Forestar Real Estate Group Inc (“Forestar”), another business distributed by Temple-Inland to its stockholders in 2007, also hold similar awards as a result of conversion of Temple-Inland awards outstanding at the date of distribution of our stock. We do not recognize share-based compensation expense for vesting of the awards of Temple-Inland or Forestar directors or employees. However, upon vesting of stock-settled units or exercise by a Temple-Inland or Forestar award holder of an option on our stock, we issue shares of our stock. Upon issuance, the resulting shares have a dilutive effect on our basic earnings per common share. Additionally, outstanding options have a dilutive effective on our diluted earnings per share. Because these awards on our stock, and those held by our employees discussed in Note 15, were not outstanding until the Temple-Inland awards were converted to awards in our stock, they had no effect on our diluted earnings per share in 2007. Outstanding option awards will be included in our determination of diluted earnings per share in future years. At year-end 2007, 4.2 million of our shares were reserved for issuance under these and future share-based awards. Had we included the outstanding option awards in our calculations for 2007, diluted earnings per share would have been $2.16 (proforma, unaudited).

At year-end 2007, Temple-Inland and Forestar directors and employees held 162 thousand stock-settled units on our stock. The following information summarizes outstanding stock option awards on our stock held by Temple-Inland and Forestar directors and employees at year-end 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	Per Share	Term	Price)
	(In thousands)		(In years)	(In millions)

Outstanding	1,659	$12	6	$8
Exercisable	1,074	10	4	7

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Income Taxes

Income tax expense consists of:

	For the Year
	2007	2006	2005
	(In millions)

Current tax provision:
U.S. Federal	$(66)	$(68)	$(56)
State and other	(9)	(4)	(3)

	(75)	(72)	(59)

Deferred tax provision:
U.S. Federal	21	2	(7)
State and other	6	—	—

	27	2	(7)

Income tax expense	$(48)	$(70)	$(66)

Income taxes paid to Temple-Inland, net	$80	$76	$76

A reconciliation of the federal statutory rate to our effective income tax rate follows:

	For the Year
	2007	2006	2005

Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	2%	2%	1%
Other	1%	—	—

Effective income tax rate	38%	37%	36%

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2004.

Significant components of our deferred taxes are:

	At Year-End
	2007	2006
	(In millions)

Deferred tax assets:
Allowance for loan losses	$41	$24
Property, equipment, and intangible assets	7	9
Accruals not deductible until paid	9	8
Employee benefits	7	8
Unrealized losses on available-for-sale securities	19	—
Other	16	13

	99	62

Deferred tax liabilities:
Investment in FHLB stock	(18)	(22)
Property leased to others	(9)	(12)
Unrealized gains on available-for-sale securities	—	(1)

	(27)	(35)

Net deferred tax asset	$72	$27

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets depends upon the generation of future taxable income in the periods the related temporary differences become deductible. We consider projected taxable income and tax planning strategies in assessing realizability. We believe it is more likely than not we will realize the recorded deferred tax assets.

We have not recorded deferred taxes for $31 million of pre-1988 tax bad debt reserves. These reserves would be included in taxable income only if certain events occur, none of which are contemplated.

Note 12 —	Litigation

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible; however, that charges related to these matters could be significant to our results or cash flow in any one accounting period.

In 2007, a class was certified in an action in California related to our former mortgage banking operations. The action alleged violations of the state’s laws related to the time a mortgage company must file a lien release following repayment of a mortgage loan. The court subsequently dismissed the case, though the plaintiff has appealed the dismissal. The matter is pending action by the appeals court. We have established reserves we believe are adequate for this matter, and we do not anticipate the outcome will have a material adverse effect on our financial position or long-term results of operations or cash flows.

As a result of our participation in the Visa USA (“Visa”) network — principally related to ATM and debit cards — we own 0.013% of Visa for which we have no carrying value. Visa has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. In preparation for the offering, the Visa bylaws were modified in fourth quarter 2007 to provide for indemnification of Visa by its members for any ultimate losses related to certain existing litigation, described further in Visa’s registration statement. At the offering date, Visa members will place their ownership interest in escrow for a period of three years, and it is expected that any indemnification obligations will be funded by the escrowed ownership interest. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters. We have accrued our estimate of the fair value of our indemnification obligation, which we believe is insignificant. One of the matters settled prior to year-end 2007 and Visa had announced its estimate of the probable loss for another. However, several of the litigation matters are only in the very early stages of discovery, and it is impossible to determine the probable loss on those matters at this time. Though we expect the ultimate value of our membership interest to exceed our indemnification obligations, further accruals may be necessary depending on how the litigation matters proceed.

Note 13 —	Segment Information

We currently operate in four business segments:

•	Commercial banking, which offers loan and other credit products to residential construction, commercial real estate construction, mortgage warehouse, energy, corporate, and middle market customers; manages our single-family mortgage loan portfolio; and provides commercial deposit and cash management products and services.

•	Retail banking, which offers a broad range of financial products and services to consumers and small businesses, including traditional deposit services, lending products and non-deposit investment products, such as mutual funds and variable annuity products.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Insurance agency, which offers a comprehensive array of insurance products to consumer and commercial customers including property and casualty, workers’ compensation, health, and construction bonds, for which we receive agency commissions. We do not retain any underwriting risk. The agency also sells fixed annuity products.

•	Treasury, corporate and other, which includes our mortgage-backed security portfolio, borrowings from third parties, the residual impact of funds transfer-pricing and expenses not allocated to other segments.

In 2006, we completed the exit of our mortgage banking segment, which began in 2004 when we sold our third-party mortgage servicing portfolio and eliminated our retail origination locations and continued in 2005 when we stopped our wholesale/broker origination activities.

We evaluate performance based on income before taxes and unallocated expenses. Unallocated expenses represent expenses managed on a company-wide basis and include share-based compensation, charges related to asset impairments and severance, and other expenses allocated to us by Temple-Inland but not directly attributable to us. Our internal management reporting, which is not necessarily comparable with other financial institutions, assigns balance sheet and income statement amounts to segments principally based on which segment has the primary relationship contact with the underlying customer. Segment interest income and interest expense are determined in accordance with GAAP on the assets and liabilities assigned to each segment. In addition, a funding cost for segment assets, and earning credits for the segment liabilities is assigned to determine segment net interest income. Funding costs and earnings credits are determined using an internal funds transfer-pricing methodology based on market prices for marginal wholesale funding of the applicable duration. The provision for credit losses included in each segment is based on an evaluation of the adequacy of the allowance for credit losses associated with the segment’s loans. Administrative, technology, and other support expenses are allocated to each segment using internally developed methodologies.

We operate entirely within the United States, all of our revenues are derived domestically, and all of our property and equipment is located in the United States. No single customer accounts for more than 10% of our consolidated revenues.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Treasury,
	Commercial	Retail	Insurance	Mortgage	Corporate
	Banking	Banking	Agency	Banking	and Other		Total
	(In millions)

For the year 2007:
Net interest income	$278	$122	$—	$—	$(9)		$391
(Provision) credit for credit losses	(41)	(3)	—	(1)	(5)		(50)
Noninterest income	29	59	68	—	1		157
Revenues from other segments	—	10	—	—	(10)		—
Noninterest expense	(68)	(217)	(61)	(11)	(15	)(a)	(372)

Segment operating income/income before taxes	$198	$(29)	$7	$(12)	$(38)		$126
Average assets	$9,676	$605	$89	$47	$5,543		$15,960
Goodwill	—	107	37	—	—		144
Depreciation and amortization	7	16	3	—	3		29
Capital expenditures	7	31	1	—	5		44
For the year 2006:
Net interest income	$292	$134	$—	$1	$(15)		$412
(Provision) credit for credit losses	5	(2)	—	(1)	(3)		(1)
Noninterest income	40	54	69	2	3		168
Revenues from other segments	—	11	—	—	(11)		—
Noninterest expense	(80)	(202)	(59)	(19)	(28	)(a)	(388)

Segment operating income/income before taxes	$257	$(5)	$10	$(17)	$(54)		$191
Average assets	$10,003	$532	$91	$98	$6,110		$16,834
Goodwill	—	107	34	—	—		141
Depreciation and amortization	7	16	2	—	3		28
Capital expenditures	2	33	1	—	7		43
For the year 2005:
Net interest income	$288	$106	$—	$5	$(3)		$396
(Provision) credit for credit losses	(6)	(1)	—	(1)	(2)		(10)
Noninterest income	39	49	65	21	6		180
Revenues from other segments	—	10	—	—	(10)		—
Noninterest expense	(77)	(181)	(55)	(53)	(18	)(a)	(384)

Segment operating income/income before taxes	$244	$(17)	$10	$(28)	$(27)		$182
Average assets	$10,220	$517	$80	$407	$5,056		$16,280
Goodwill	19	107	33	—	—		159
Depreciation and amortization	8	16	2	2	3		31
Capital expenditures	1	38	1	—	1		41

(a)	Includes unallocated expenses of:

	For the Year
	2007	2006	2005
	(In millions)

Share-based compensation	$(6)	$(7)	$(4)
Charges related to asset impairments and severance	—	(11)	(5)
Expenses allocated to us by Temple-Inland but not directly attributable to us	(9)	(11)	(8)
Other	—	1	(1)

	$(15)	$(28)	$(18)

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Noninterest Expense

In 2006 and 2005, we took actions to reduce costs and our exposure to changing market conditions, including a slow-down in mortgage refinancing activity. In 2006, we sold our asset-based lending operations. As a result, we recognized goodwill impairment of $6 million and related severance and other costs of $2 million. In addition, we incurred $3 million in severance related to the repositioning of our mortgage origination activities. In late 2005 and early 2006, we eliminated our wholesale origination network. These actions affected 250 employees and resulted in the sale or closure of 11 mortgage origination outlets subsequent to year-end 2005. In 2004, we repositioned our mortgage origination activities, and we sold our third-party mortgage servicing rights. As a result, we closed or sold 145 mortgage origination outlets and terminated over 1,300 employees.

Charges related to asset impairments and severance included in noninterest expense consist of:

	For the Year
	2007	2006	2005
	(In millions)

Severance	$—	$5	$2
Goodwill impairment	—	6	—
Other	—	—	3

	$—	$11	$5

A summary of the activity within our accruals for exit costs follows:

	Beginning		Cash	Year-
	of Year	Additions	Payments	End
		(In millions)

For the year 2007:
Contract termination penalties	$1	$—	$(1)	$—
Other	3	—	—	3

	$4	$—	$(1)	$3

For the year 2006:
Involuntary employee terminations	$2	$5	$(7)	$—
Contract termination penalties	1	—	—	1
Other	3	—	—	3

	$6	$5	$(7)	$4

For the year 2005:
Involuntary employee terminations	$3	$2	$(3)	$2
Contract termination penalties	2	—	(1)	1
Other	6	—	(3)	3

	$11	$2	$(7)	$6

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other noninterest expense consists of:

	For the Year
	2007	2006	2005
	(In millions)

Shared services allocation from Temple-Inland	$29	$31	$25
Furniture, fixtures, and equipment	18	16	20
Advertising and promotional	16	15	20
Professional services	10	12	16
Travel and other employee costs	10	11	12
Postage, printing, and supplies	8	8	9
Depreciation of assets leased to others	6	6	6
Litigation charge	5	—	—
Other	47	52	46

	$149	$151	$154

Note 15 —	Share-Based Compensation

Through 2007, we participated in Temple-Inland’s share-based compensation plans and as a result, certain of our employees received share-based compensation awards in the form of cash-settled awards, restricted stock and stock-settled units, and stock options. Concurrent with Temple-Inland’s distribution of our common stock, all outstanding Temple-Inland awards were adjusted into three separate awards: one related to Guaranty common stock, one related to Temple-Inland common stock, and one related to Forestar common stock. These adjustments were made so that immediately following adjustment, the number of shares relating to each award and, for options, the per share option exercise price of the original Temple-Inland award, was proportionally allocated between Guaranty, Temple-Inland, and Forestar awards based on relative per share trading prices of their common stock immediately prior to the distribution. All awards issued as part of this adjustment continue to be subject to their original vesting schedules. We recognize compensation costs on share-based awards ratably over the service period.

After Temple-Inland’s distribution of our stock, our employees no longer participate in the Temple-Inland share-based compensation plans. We have a stock incentive plan which permits awards in various forms, including restricted stock and stock options. At year-end 2007, the only awards outstanding under the plan were the awards resulting from the adjustments to the Temple-Inland awards. We have not issued any awards under that plan subsequent to the distribution.

The expense for the share-based compensation awards granted to our employees was allocated to us by Temple-Inland and is included in compensation and benefits in noninterest expense. We will recognize share-based compensation expense associated with future vesting of our employees’ awards in Guaranty, Temple-Inland, and Forestar stock.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about outstanding awards to our employees follows:

Cash-settled awards

Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our employees at year-end 2007, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Shares	Value
	(In thousands)	(In millions)

Awards on Guaranty stock	88	$1
Awards on Temple-Inland stock	265	6
Awards on Forestar stock	88	2

		$9

Of the $9 million aggregate current value of awards to be settled in cash, we had recognized cumulative compensation expense of $5 million through year-end 2007. There were no awards settled in cash in 2007, 2006, or 2005. The fair value at date of grant for cash-settled awards granted to our employees by Temple-Inland in 2007 was $8 million and in 2006 was $5 million.

Restricted stock and stock-settled units

Restricted stock and stock-settled unit awards generally vest after terms varying from three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. There were no restricted stock or stock-settled unit awards granted in 2007. There were 26 thousand restricted stock shares and stock-settled units on our stock, 79 thousand on Temple-Inland stock, and 26 thousand on Forestar stock outstanding to our employees at year-end 2007 with an aggregate current value of $3 million. The fair value of restricted stock and stock-settled units vested in 2007 was less than $1 million.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. All options were granted with an exercise price equal to the market value of Temple-Inland’s common stock on the date of grant. A summary of stock option awards outstanding to our employees at year-end 2007, following the adjustments described previously, follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	Per Share	Term	Price)
	(In thousands)		(In years)	(In millions)

Outstanding on Guaranty stock	327	$14	7	$1
Outstanding on Temple-Inland stock	971	17	7	5
Outstanding on Forestar stock	327	22	7	1

				$7

Exercisable on Guaranty stock	142	$10	5	$1
Exercisable on Temple-Inland stock	419	12	5	4
Exercisable on Forestar stock	142	15	5	1

				$6

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate difference between the exercise price and market value of shares received by employees upon option exercise was $8 million in 2007, $8 million in 2006, and $6 million in 2005. The aggregate fair value of stock options granted to our employees by Temple-Inland in 2007 was $3 million, in 2006 was $2 million, and in 2005 was $2 million. At year-end 2007, we had $3 million of compensation expense related to unvested stock options remaining to be recognized.

Temple-Inland estimated the fair value of the stock options it granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2007	2006	2005

Expected dividend yield	2.3%	2.4%	2.3%
Expected stock price volatility	22.8%	25.1%	28.2%
Risk-free interest rate	4.9%	4.4%	4.2%
Expected life of options in years	6	6	8

The expected life of options was based on Temple-Inland’s historical experience. The expected stock price volatility was based on historical prices of Temple-Inland’s common stock for a period corresponding to the expected life of the options with consideration given to current conditions and events. Historical data was used to estimate pre-vesting forfeitures stratified into two groups based on job level. It is likely that estimates used to determine the fair value of our share-based compensation awards will differ in the future.

Share-based compensation expense

Pre-tax share-based compensation expense allocated to us by Temple-Inland consists of:

	For the Year
	2007	2006	2005
	(In millions)

Cash-settled awards	$3	$2	$—
Restricted stock and stock-settled units	—	3	2
Stock options	3	2	2

	$6	$7	$4

We did not capitalize any share-based compensation in 2007, 2006, or 2005.

Note 16 —	Benefit Plans

Our defined contribution plans include a 401(k) matching plan, which is funded, and a supplemental defined contribution plan for key employees, which is unfunded. The annual expense of our defined contribution plans was $8 million in 2007 and in 2006, and $6 million in 2005. The unfunded liability for our supplemental defined contribution plan was $2 million at year-end 2007 and at year-end 2006 and is included in other liabilities.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2007 and 2006 were:

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
		(In millions)

Interest income	$243	$247	$251	$255
Interest expense	(148)	(152)	(152)	(153)

Net interest income	95	95	99	102
(Provision) credit for credit losses	2	—	(19)	(33)

Net interest income after (provision) credit for credit losses	97	95	80	69
Noninterest income	39	38	42	38
Noninterest expense	(93)	(94)	(90)	(95)

Income before taxes	43	39	32	12
Income tax expense	(16)	(15)	(11)	(6)

Net income	$27	$24	$21	$6

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In millions)

Interest income	$241	$253	$249	$254
Interest expense	(137)	(146)	(149)	(153)

Net interest income	104	107	100	101
(Provision) credit for credit losses	(2)	2	(1)	—

Net interest income after (provision) credit for credit losses	102	109	99	101
Noninterest income	42	44	43	39
Noninterest expense	(102)	(104)	(91)	(91)

Income before taxes(a)	42	49	51	49
Income tax expense	(16)	(19)	(19)	(16)

Net income	$26	$30	$32	$33

(a)	Income before taxes includes the following charges related to asset impairments and severance associated with sale of asset-based operations and repositioning of our mortgage origination activities:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Severance	$3	$1	$2	$(1)
Goodwill impairment	—	6	—	—

	$3	$7	$2	$(1)

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Fair Value of Financial Instruments

Carrying value and the estimated fair value of our financial instruments were as follows:

	At Year-End
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Financial assets
Loans receivable	$9,928	$9,940	$9,617	$9,635
Mortgage-backed securities available-for-sale:
U.S. Government and U.S. Government Sponsored Enterprises:
Market quotes	566	566	515	515
Private Issuer:
Internally valued	1,307	1,307	—	—
Market quotes	5	5	6	6

	1,878	1,878	521	521
Mortgage-backed securities held-to-maturity:
U.S. Government and U.S. Government Sponsored Enterprises:
Market quotes	1,229	1,230	1,804	1,785
Private Issuer:
Internally valued	2,214	2,002	2,806	2,826
Market quotes	199	199	243	241

	3,642	3,431	4,853	4,852
Financial liabilities
Deposits	$9,375	$9,381	$9,486	$9,472
Federal Home Loan Bank borrowings	5,743	5,747	5,076	5,054
Subordinated notes payable to trust	314	277	142	142
Other borrowings	101	101	101	101

Other off-balance sheet instruments
Commitments to extend credit	$(7)	$(7)	$(7)	$(7)

The fair value of most of our financial instruments, other than U.S. Government and U.S. Government Sponsored Enterprise securities, are based on financial models. When we use financial models, we use inputs and assumptions we believe would be used by market participants in the current environment. However, many of our inputs are not directly observable. We excluded from the table financial instruments that are carried at fair value, other than securities, or that have fair values that approximate their carrying amount due to their short-term nature or variable interest rates.

There are few observable market prices for our private issuer securities. In many cases, the security structures were designed by the issuers in accordance with our specific collateral characteristic requirements, and we purchased all of the securities in a structure or were one of a few purchasers of the securities in a structure. The following are the types of inputs we use in our valuation models, along with the market-based sources for each.

Input	Source

Yield spread	This represents the spread earned by an investor in a security relative to the swap curve. This spread is derived using bids obtained from dealers on specific securities in our portfolio (as explained further below).

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepayment assumptions on underlying mortgages	Obtained from current dealer research and tailored to each security’s combination of index, and underlying loan prepayment penalty and age characteristics

Cash flow projections	We use a third-party cash flow model to generate security-specific cash flow projections. The model incorporates our prepayment assumptions and the manner in which the underlying principal and interest flows are distributed among the various tranches in the overall structure.

An overview of our valuation process follows:

•	We obtain market quotes from investment dealers for several private issuer securities within our portfolio. Each of these securities is utilized in the process as a pricing benchmark for a segment of the portfolio, having characteristics similar to other owned securities. The similar characteristics can include, but are not limited to, product type, credit rating, coupon, margin, age, and presence of prepayment penalties.

•	We obtain current prepayment assumptions from investment research for mortgage loans similar to those underlying each of the benchmark securities. We input the prepayment assumptions into a third-party cash flow generation model. Using the model, we generate cash flow projections for each security, taking into consideration the specific manner in which cash flows are distributed among that pool’s tranches.

•	We derive a yield spread, solving for the spread to the swap curve implied by the market quote.

•	We utilize the resultant yield spread to value the non-benchmark securities by calculating the present value of each of the projected cash flows using the swap curve plus the appropriate benchmark yield spread. The sum of the discounted cash flows represents the estimated current fair value.

At year-end 2007, we had commitments to originate or purchase mortgage loans totaling $7 million and no commitments to sell mortgage loans.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Parent Company Condensed Financial Information

Condensed financial information for Guaranty Financial Group Inc. with investments in our subsidiaries accounted for using the equity method follows:

Condensed Balance Sheets

	At Year-End
	2007	2006
	(In millions)

Assets
Cash and cash equivalents	$5	$—
Investment in Guaranty Bank	1,111	1,091
Investment in preferred stock of subsidiary of Guaranty Bank	305	—
Investment in other subsidiaries	21	(3)
Receivable from subsidiaries other than Guaranty Bank	—	137
Other assets	15	5

Total Assets	$1,457	$1,230

Liabilities
Subordinated notes payable to trust	$314	$142
Payable to subsidiaries other than Guaranty Bank	—	72
Other liabilities	5	1

Total Liabilities	319	215
Stockholders’ Equity	1,138	1,015

Total Liabilities and Stockholders’ Equity	$1,457	$1,230

Condensed Statements of Income

	For the Year
	2007	2006	2005
	(In millions)

Income
Dividends from Guaranty Bank	$35	$150	$25
Preferred dividends from subsidiary of Guaranty Bank	10	—	—
Interest income from other subsidiaries	2	—	—

Total income	47	150	25

Expenses
Interest on subordinated notes payable to trust	(19)	(2)	—
Interest on borrowings from other subsidiaries	(6)	(5)	(5)

Total expenses	(25)	(7)	(5)

Income before taxes and equity in undistributed earnings of subsidiaries	22	143	20
Income tax benefit	8	2	—

Income before equity in undistributed earnings of subsidiaries	30	145	20

Equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	48	(24)	96

Net Income	$78	$121	$116

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flow

	For the Year
	2007	2006	2005
	(In millions)

CASH PROVIDED BY OPERATIONS
Net income	$78	$121	$116
Adjustments:
(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	(48)	24	(96)
Other	(5)	(5)	5

	25	140	25

CASH USED FOR INVESTING
Additional investment in Guaranty Bank	—	(10)	—
Investment in preferred stock of subsidiary of Guaranty Bank	(305)	—	—
Additional investment in nonbank subsidiaries	(17)	—	—
Other	(5)	(4)	—

	(327)	(14)	—

CASH PROVIDED BY (USED FOR) FINANCING
Issuance of subordinated notes payable to trust	172	142	—
Decrease (increase) in receivable from subsidiaries other than Guaranty Bank	137	(137)	—
Repayment of intercompany borrowings with other subsidiary	(68)	—	—
Dividends paid to Temple-Inland	(35)	(135)	(25)
Capital contribution from Temple-Inland	101	—	—
Other	—	4	—

	307	(126)	(25)

Net increase in cash and cash equivalents	5	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at year-end	$5	$—	$—

Note 20 —	Transactions with Temple-Inland

A summary of transactions with Temple-Inland that are included in our consolidated financial statements follows:

	For the Year
	2007	2006	2005
	(In millions)

Dividends	$35	$135	$25
Income taxes	48	70	66
Allocated expenses:
From Temple-Inland	35	38	29
To Temple-Inland	17	12	11
Net capital contributions	116	13	2

	At Year-End
	2007	2006
	(In millions)

Amounts due (to) from Temple-Inland	$(8)	$8
Deposits	3	7

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to Temple-Inland’s distribution of our stock, we paid dividends to Temple-Inland based upon our earnings and capital needs and subject to certain regulations. Additionally, we paid income taxes to Temple-Inland as if we filed a separate income tax return. Finally, we reimbursed Temple-Inland for expenses incurred on our behalf and allocated to us. Additional allocated expenses incurred by Temple-Inland but not directly attributable to us were allocated to us, and we recognized them in our expenses with a corresponding increase in additional paid-in capital, net of tax. Please read Note 1 for additional information.

A summary of allocated expenses from Temple-Inland follows:

	For the Year
	2007	2006	2005
	(In millions)

Information technology support	$15	$14	$13
Legal, human resources, and other administrative costs	7	7	6
Variable compensation	2	4	2
Accounting and finance	3	3	2
Internal audit, governance, and other	2	3	2

	29	31	25
Share-based compensation	6	7	4

	$35	$38	$29

We charge Temple-Inland for rent, taxes, insurance, and utilities in accordance with the terms of an operating lease agreement, and for insurance management services. We billed Temple-Inland $8 million in 2007, $7 million in 2006, and $6 million in 2005 for these services.

Note 21 —	Capital Adequacy and Other Regulatory Matters

Guaranty Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The payment of dividends from Guaranty Bank is subject to proper regulatory notification or approval.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items such as unfunded credit commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At year-end 2007, Guaranty Bank met or exceeded all of its capital adequacy requirements.

GUARANTY FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At year-end 2007, Guaranty Bank was “well-capitalized.” The following table sets forth actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty Bank must maintain to meet capital adequacy requirements and to be categorized as “well-capitalized.”

			For Capital Adequacy		For Categorization As
	Actual		Requirements		‘Well-Capitalized‘
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)

At year-end 2007:
Total Risk-Based Ratio (Risk-based Capital/Total Risk-weighted Assets)	$1,403	10.54%	≥$1,065	≥8.00%	≥$1,331	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core Capital/Total Risk-weighted Assets)	$1,282	9.63%	≥ $532	≥4.00%	≥ $799	≥6.00%
Tier 1 (Core) Leverage Ratio (Core Capital/Adjusted Tangible Assets)	$1,282	7.74%	≥ $662	≥4.00%	≥ $828	≥5.00%
Tangible Ratio (Tangible Capital/Tangible Assets)	$1,282	7.74%	≥ $331	≥2.00%	n/a	n/a
At year-end 2006:
Total Risk-Based Ratio (Risk-based Capital/Total Risk-weighted Assets)	$1,297	10.52%	≥ $987	≥8.00%	≥$1,234	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core Capital/Total Risk-weighted Assets)	$1,225	9.93%	≥ $493	≥4.00%	≥ $740	≥6.00%
Tier 1 (Core) Leverage Ratio (Core Capital/Adjusted Tangible Assets)	$1,225	7.62%	≥ $643	≥4.00%	≥ $804	≥5.00%
Tangible Ratio (Tangible Capital/Tangible Assets)	$1,225	7.62%	≥ $321	≥2.00%	n/a	n/a

At year-end 2007, $305 million of the preferred stock of subsidiary of Guaranty Bank, which is related to our subordinated notes payable to trust, qualified as core capital for Guaranty Bank.

The federal banking agencies have published changes to capital adequacy guidelines and risk-weightings that are mandatory for some financial institutions, but optional for others such as Guaranty Bank. We have not yet determined whether we will apply the provisions of the revised guidelines.

A reconciliation of Guaranty Bank’s stockholder’s equity and risk-based regulatory capital follows:

	At Year-End
	2007	2006
	(In millions)

Guaranty Bank stockholder’s equity	$1,111	$1,091
Preferred stock issued by subsidiaries	—	303
Preferred stock issued by subsidiary related to subordinated notes payable to trust	305	—
Intangible assets	(169)	(168)
Unrealized losses (gains) on available-for-sale securities, net of tax	35	(1)

Tangible equity (core capital)	1,282	1,225
Includable allowances for credit losses	124	71
Preferred stock issued by subsidiaries	—	2
Other	(3)	(1)

Risk-based capital	$1,403	$1,297

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm to report.

Item 9A.	Controls and Procedures

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management’s annual report on internal control over financial reporting is included in Item 8. Financial Statements.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	60	2007	Retired Chairman and Chief Executive Officer of Temple-Inland Inc.
Kenneth R. Dubuque	59	2007	President and Chief Executive Officer of Guaranty Financial Group Inc.
David W. Biegler	61	2008	Chairman of Estrella Energy, L.P.
Larry R. Faulkner	63	2007	President of Houston Endowment Inc.
Robert V. Kavanaugh	71	2007	Retired President and Chief Executive Officer of Stockton Saving Bank
Leigh M. McAlister	58	2007	Professor University of Texas at Austin McCombs Graduate School of Business
Robert D. McTeer	65	2007	Distinguished Fellow at the National Center for Policy Analysis
Edward R. (“Ted”) McPherson	62	2008	Chief Executive Officer of InterSolve Group, Inc.
Raul R. Romero	54	2007	President and Chief Executive Officer Alliance Consulting Group
John T. Stuart III	71	2007	Retired Senior Executive Vice President, Chief Lending Officer of Guaranty Bank
Larry E. Temple	72	2007	Attorney at Law
Billy D. Walker	64	2007	Retired executive with Motorola Inc.

The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (or Definitive Proxy Statement).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2007 about our compensation plans under which our Common Stock may be issued follows:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants,	Options, Warrants,	Reflected in
	and Rights *	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,367,205	$12.40	1,831,554
Equity compensation plans not approved by security holders	None	None	None
Total	2,367,205	$12.40	1,831,554

*	Amount includes 210,247 Restricted Stock Units (payable in stock) and 174,928 Restricted Stock Awards.

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Report.

1. Financial Statements

Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above or in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 above.

3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1		Separation and Distribution Agreement among the Registrant, Forestar Real Estate Group Inc. and Temple-Inland Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
3.2		Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
4.1		Specimen Certificate for shares of common stock, par value $1.00 per share, of the Registrant. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form 10 dated as of December 4, 2007.)
4.2		Rights Agreement between the Registrant and Computershare Trust Company, N.A., as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
4.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed by the Company on December 11, 2007.)
10.1		Tax Matters Agreement among the Registrant, Forestar Real Estate Group Inc. and Temple-Inland Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
10.2		Employee Matters Agreement among the Registrant, Forestar Real Estate Group Inc. and Temple-Inland Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
10.3		Master Transition Services Agreement among the Registrant, Forestar Real Estate Group Inc. and Temple-Inland Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of December 11, 2007.)
10.4		Guaranty Financial Group Inc. Savings and Retirement Plan.*
10	.5†	Guaranty Financial Group Inc. Supplemental Executive Retirement Plan.*
10	.6†	Guaranty Financial Group Inc. 2007 Stock Incentive Plan.*
10	.7†	Guaranty Financial Group Inc. Director’s Fee Deferral Plan.*
10.8		Master Transactions Agreement between the Registrant and the Federal Home Loan Bank of Dallas dated August 1, 2005. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10 dated as of August 10, 2007.)
10.9		Advances and Security Agreement between the Registrant and the Federal Home Loan Bank of Dallas dated August 1, 2005. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10 dated as of August 10, 2007.)
10	.10†	Form of Indemnification Agreement to be entered into between the Registrant and each of its directors.(Incorporated herein by reference to Exhibit 10.10 to Amendment No. 5 to the Registrant’s Form 10 dated as of December 4, 2007.)
10	.11†	Change in Control Agreement between the Registrant and each of its named executive officers.*
10	.12†	Employment Agreement between the Registrant and Kenneth R. Dubuque dated August 9, 2007. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10 dated as of August 10, 2007.)
10	.13†	Form of Restricted Stock Agreement (time and performance vesting).*
10	.14†	Form of Restricted Stock Agreement (performance vesting).*
21.1		List of Subsidiaries of the Registrant.*
23.1		Consent of Ernst & Young LLP.*
31.1		Certification of Kenneth R. Dubuque pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit
Number	Exhibit Description

31.2	Certification of Ronald D. Murff pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Kenneth R. Dubuque pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Ronald D. Murff pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Financial Group Inc. (Registrant)

By:
/s/   Kenneth R. Dubuque
Kenneth R. Dubuque
President and
Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth R. Dubuque Kenneth R. Dubuque	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Ronald D. Murff Ronald D. Murff	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Craig E. Gifford Craig E. Gifford	Executive Vice President, (Principal Accounting Officer)	February 29, 2008

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Director, Chairman of the Board	February 29, 2008

/s/ David W. Biegler David W. Biegler	Director	February 29, 2008

/s/ Larry R. Faulkner Larry R. Faulkner	Director	February 29, 2008

/s/ Robert V. Kavanaugh Robert V. Kavanaugh	Director	February 29, 2008

/s/ Leigh M. McAlister Leigh M. McAlister	Director	February 29, 2008

/s/ Edward R. (“Ted”) McPherson Edward R. (“Ted”) McPherson	Director	February 29, 2008

/s/ Robert D. McTeer Robert D. McTeer	Director	February 29, 2008

Signature	Capacity	Date

/s/ Raul R. Romero Raul R. Romero	Director	February 29, 2008

/s/ John T. Stuart III John Stuart III	Director	February 29, 2008

/s/ Larry E. Temple Larry E. Temple	Director	February 29, 2008

/s/ Billy D. Walker Billy D. Walker	Director	February 29, 2008