Form 10-Q
period 2008-03-31
Guaranty Financial Group Inc.
filed 2008-04-29
CIK 1406081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-33661
Guaranty Financial Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2421034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1300 MoPac Expressway South, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)
(512) 434-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address, and Former Fiscal Year,
if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of March 31, 2008
Common Stock (par value $1.00 per share)	37,302,096

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY FINANCIAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2008	2007
	(In millions)
ASSETS
Cash and cash equivalents	$181	$277
Restricted cash	105	107
Loans held for sale	12	16
Loans, net of allowance for loan losses of $172 at March 31, 2008 and $118 at December 31, 2007	10,099	9,928
Securities available-for-sale	1,487	1,882
Securities held-to-maturity	3,440	3,642
Investment in Federal Home Loan Bank stock	251	256
Property and equipment, net	234	233
Accounts, notes, and accrued interest receivable	90	97
Goodwill	144	144
Other intangible assets	25	26
Deferred income taxes	222	72
Other assets	133	116

TOTAL ASSETS	$16,423	$16,796

LIABILITIES AND EQUITY
Deposits	$9,248	$9,375
Federal Home Loan Bank borrowings	5,732	5,743
Other liabilities	136	125
Subordinated notes payable to trust	314	314
Subordinated debentures and other borrowings	101	101

TOTAL LIABILITIES	15,531	15,658

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25 million shares authorized, none issued	—	—
Common stock, par value $1 per share, 200 million shares authorized, 37.3 and 35.4 million shares issued and outstanding	37	35
Additional paid-in-capital	901	902
Retained earnings	226	236
Accumulated other comprehensive loss, net	(272)	(35)

TOTAL STOCKHOLDERS’ EQUITY	892	1,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,423	$16,796

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
	2008	2007
	(In millions, except per share)
INTEREST INCOME
Loans and loans held for sale	$151	$171
Securities available-for-sale	27	8
Securities held-to-maturity	47	60
Federal Home Loan Bank stock dividends	3	4

Total interest income	228	243

INTEREST EXPENSE
Deposits	(76)	(83)
Borrowed funds	(54)	(65)

Total interest expense	(130)	(148)

NET INTEREST INCOME	98	95
(Provision) credit for credit losses	(58)	2

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	40	97

NONINTEREST INCOME
Insurance commissions and fees	19	16
Service charges on deposits	13	12
Operating lease income	2	2
Other	8	9

Total noninterest income	42	39

NONINTEREST EXPENSE
Compensation and benefits	(51)	(48)
Occupancy	(8)	(6)
Information systems and technology	(5)	(3)
Other	(35)	(36)

Total noninterest expense	(99)	(93)

(LOSS) INCOME BEFORE TAXES	(17)	43
Income tax benefit (expense)	7	(16)

NET (LOSS) INCOME	$(10)	$27

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(0.28)	n/a
AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	35.5	n/a
Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited

	Three Months Ended March 31,
	2008	2007
	(In millions)
CASH PROVIDED BY OPERATIONS
Net (loss) income	$(10)	$27
Adjustments:
Depreciation and amortization	6	5
Depreciation of assets leased to others	2	1
Amortization of core deposit and other intangible assets	1	1
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	—	5
Provision (credit) for credit losses	58	(2)
Deferred income taxes	(22)	(2)
Changes in:
Loans held for sale	4	—
Other	7	20

	46	55

CASH PROVIDED BY (USED FOR) INVESTING
Principal payments on available-for-sale securities	30	26
Securities held-to-maturity:
Purchases	—	(142)
Principal payments	199	380
Redemption of Federal Home Loan Bank stock	7	58
Loans originated or acquired, net of collections	(235)	43
Capital expenditures	(8)	(13)
Other	4	(5)

	(3)	347

CASH USED FOR FINANCING
Deposits, net	(127)	8
Repurchase agreements and short-term borrowings, net	6	(462)
Payments of long-term Federal Home Loan Bank and other borrowings	(17)	(250)
Issuance of subordinated notes payable to trust	—	172
Dividends paid to Temple-Inland Inc.	—	(35)
Other	(1)	1

	(139)	(566)

Net decrease in cash and cash equivalents	(96)	(164)
Cash and cash equivalents at beginning of period	277	372

Cash and cash equivalents at end of period	$181	$208

Interest paid	$130	$145

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

					Accumulated
					Other
	Common		Additional		Comprehensive	Total
	Shares		Paid-in	Retained	Income (Loss),	Stockholders'
	Outstanding	Common Stock	Capital	Earnings	net	Equity
	(In millions)
Balance at December 31, 2007	35	$35	$902	$236	$(35)	$1,138
Comprehensive loss, net of tax:
Net loss	—	—	—	(10)	—	(10)
Net unrealized losses on available-for-sale securities	—	—	—	—	(237)	(237)

Comprehensive loss for first quarter 2008						(247)
Share-based compensation, share-settled awards	—	—	2	—	—	2
Issuance of shares upon vesting of restricted stock units	—	—	(1)	—	—	(1)
Restricted stock grants	2	2	(2)	—	—	—

Balance at March 31, 2008	37	$37	$901	$226	$(272)	$892

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Summary of Significant Accounting Policies
       Background
     Guaranty Financial Group Inc. (“Guaranty,” “we,” or “our” in these financial statements) is a grandfathered unitary savings and loan holding company that owns several subsidiaries, the most significant of which is Guaranty Bank, a federally-chartered savings bank. Guaranty Bank offers a broad range of retail banking services in two primary markets, Texas and California, and lends to business and commercial customers in target markets throughout the United States. Guaranty Bank also conducts insurance agency operations through its subsidiary, Guaranty Insurance Services, Inc.
       Basis of Presentation
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required by GAAP for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Our interim operating results are not necessarily indicative of the results that may be expected for the entire year. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include our allowances for credit losses, valuation of mortgage-backed securities, and our assessments of goodwill and other intangible assets for impairment. For further information, please read the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
       New Accounting Pronouncements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measures and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities. We have not elected the fair value option for any financial instruments and currently anticipate doing so only for some newly acquired mortgage loans held for sale. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on our financial statements. For more information see Note 13.
       Pending Accounting Pronouncements
     SFAS No. 141 (revised 2007), Business Combinations — This new standard retains the acquisition (purchase) method of accounting of SFAS No. 141, establishes the acquisition date as the date the acquirer achieves control, and requires assets acquired and liabilities assumed be measured at their fair values at that date. One implication of SFAS No. 141 to financial institutions is that historical allowance for loan losses of the acquired entity will not be recorded by the acquiror; rather, the acquiror will record the loans at fair value, which will be reduced by the fair value of the credit risk inherent in those loans. SFAS No. 141 will be effective for us beginning January 1, 2009.
      SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 — This new standard expands disclosures about derivative instruments in financial statements. SFAS No. 161 will be effective for us beginning January 1, 2009. We are currently assessing the effect SFAS No. 161 will have on our financial statements, but anticipate it will only result in additional disclosures regarding derivative instruments, which are presently insignificant to us.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 2 — Loans
     Loans consist of:

	March 31,	December 31,
	2008	2007
	(In millions)
Single-family mortgage	$1,572	$1,672
Single-family mortgage warehouse	869	695
Single-family construction (homebuilders)	1,341	1,510
Multifamily and senior housing	1,752	1,541
Commercial real estate	1,800	1,674
Commercial and business	1,349	1,340
Energy	1,434	1,470
Consumer and other	154	144

Total loans	10,271	10,046
Less allowance for loan losses	(172)	(118)

Loans, net	$10,099	$9,928

     Our single-family mortgage loans include $455 million at March 31, 2008 and $502 million at December 31, 2007 of adjustable-rate mortgages that have various monthly payment options (“Option ARMs”). We collected a net of $2 million of previously deferred interest on Option ARMs in first quarter 2008. We recognized and added to the principal balance of Option ARMs $2 million in interest income in first quarter 2007. Cumulative deferred unpaid interest on Option ARMs was $20 million at March 31, 2008.
     At March 31, 2008, we had $4.4 billion of unfunded commitments related to outstanding loans and $1.1 billion in commitments to originate loans. At March 31, 2008, we had outstanding standby letters of credit totaling $346 million, which represent our obligation to guarantee payment of other entities’ specified financial obligations or to make payments based on any failure by them to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain, but we have not historically been required to fund a significant amount of letters of credit. At March 31, 2008, we did not have a significant amount of deferred fees related to letters of credit.
     At March 31, 2008, we had $998 million of real estate construction loans and $512 million of unfunded loan commitments to single-asset commercial real estate construction entities we believe meet the definition of a variable interest entity. Our involvement is as a lender in the customary form and we do not bear or benefit from the majority of the variability in fair value of each entity’s assets and cash flow.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Activity in the allowance for credit losses was:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Allowance for loan losses:
Balance at beginning of period	$118	$65
Provision (credit) for loan losses	56	(2)
Charge-offs	(3)	(1)
Recoveries	1	9

Balance at end of period	172	71

Unfunded credit commitments:
Balance at beginning of period	7	7
Provision for commitment-related credit losses	2	—

Balance at end of period	9	7

Combined allowances for credit losses at end of period	$181	$78

Provision (credit) for:
Loan losses	$56	$(2)
Commitment-related credit losses	2	—

Combined provision (credit) for credit losses	$58	$(2)

     Information about the unpaid principal balance of past due, nonaccrual, restructured, and impaired loans follows:

	March 31, 2008	December 31, 2007
	(In millions)
Accruing loans past due 90 days or more	$2	$6
Recorded investment in nonaccrual loans	261	166
Restructured loans included in nonaccrual loans	1	1
Impaired loans included in nonaccrual loans	170	118
Allowance for loan losses on impaired loans	57	20
     We did not recognize a significant amount of interest income on impaired loans in first quarter 2008 or 2007. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was $5 million in first quarter 2008 and insignificant in first quarter 2007.
     Foreclosed assets were $23 million at March 31, 2008 and $13 million at December 31, 2007.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
Note 3 — Securities
     Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	(In millions)
At March 31 2008:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$13	$—	$—	$13
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	532	4	(4)	532
Non-agency	1,357	—	(419)	938

	1,902	4	(423)	1,483
Equity securities	4	—	—	4

	$1,906	$4	$(423)	$1,487

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$54	$1	$—	$55
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,040	4	(5)	1,039
Non-agency	2,346	1	(652)	1,695

	$3,440	$6	$(657)	$2,789

At December 31 2007:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$14	$—	$—	$14
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	552	4	(4)	552
Non-agency	1,366	—	(54)	1,312

	1,932	4	(58)	1,878
Equity securities	4	—	—	4

	$1,936	$4	$(58)	$1,882

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$57	$—	$—	$57
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,172	4	(3)	1,173
Non-agency	2,413	1	(213)	2,201

	$3,642	$5	$(216)	$3,431

     The mortgage-backed securities we purchased in 2007, 2006, and 2005, and a portion of the securities we purchased in prior years, have Option ARMs as the underlying assets. None of the securities include sub-prime loans. The amortized cost at March 31, 2008 of securities in our portfolio with Option ARMs as the underlying assets was $4.1 billion. Of these, $568 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and the remaining $3.5 billion are senior or senior-support tranches issued by non-agency institutions.
     As of March 31, 2008, all of the non-agency securities we own carried AAA ratings by two different nationally recognized securities rating organizations and none have been subsequently downgraded.
     We consider all of the unrealized gains and losses on our securities to be temporary because:
•	The securities cannot be settled at maturity or through prepayment in a way that would preclude recovery of substantially all of our recorded investment. We do not have significant purchase premiums on the securities.

•	We have no specific plans to sell these securities and we have the ability and intent to hold them until repayment.

•	We believe, based on our current estimates of cash flows on the securities, we will receive all stated interest and principal. The FNMA and FHLMC mortgage-backed securities carry payment guarantees by those entities.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Each of the non-agency securities is credit-enhanced by subordinate tranches not owned by us, which will absorb credit losses of the underlying loans until those tranches are depleted. We currently estimate those subordinate tranches will exceed the total credit losses we estimate on the underlying loans and, therefore, our securities will not incur credit losses.
     See Note 13 for disclosures about our fair value estimates.
Note 4 — Deposits
     Deposits consist of:

	March 31,	December 31,
	2008	2007
	(In millions)
Noninterest-bearing demand	$780	$779
Interest-bearing demand	3,738	3,648
Savings deposits	177	172
Certificates of deposit	4,553	4,776

	$9,248	$9,375

Note 5 — Borrowings
     Information about our short-term (original maturities of 12 months or less) and long-term (original maturities greater than 12 months) Federal Home Loan Bank (“FHLB”) borrowings and other borrowings follows:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in millions)
Short-term FHLB borrowings	$4,955	2.1%	$4,949	4.3%
Long-term FHLB borrowings	777	4.2%	794	4.2%
Subordinated notes payable to trust	314	6.8%	314	7.2%
Subordinated debentures and other borrowings	101	7.7%	101	8.5%
     Interest expense on borrowings consists of:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Short-term FHLB borrowings	$39	$45
Long-term FHLB borrowings	8	10
Subordinated notes payable to trust	5	3
Subordinated debentures and other borrowings	2	2
Preferred stock issued by subsidiaries	—	5

	$54	$65

     At March 31, 2008, $10.2 billion of Guaranty Bank’s loans and securities were pledged as collateral for FHLB borrowings. FHLB currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to AAA-rated securities. If a significant portion of our non-agency securities portfolio were to be downgraded, it could negatively affect our liquidity.
     We have a revolving credit facility with available capacity of $25 million to support our liquidity needs. The revolving credit facility has a two-year term and includes financial and other covenants we must maintain. We had not drawn any amounts under the revolving credit facility as of March 31, 2008.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 6 — (Loss) Earnings Per Share
     We compute (loss) earnings per share by dividing net (loss) income by the weighted average shares outstanding as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions, except per share)
Net (loss) income	$(10)	$27
Weighted average shares outstanding — basic	35.5	n/a
Weighted average shares outstanding — diluted	35.5	n/a

(Loss) earnings per common share — basic	$(0.28)	n/a
(Loss) earnings per common share — diluted	$(0.28)	n/a
     We did not include outstanding option awards or unvested restricted stock in our diluted weighted average shares outstanding calculations for first quarter 2008 because those items would have been anti-dilutive as a result of our net loss. Because our stock was not distributed by Temple-Inland Inc. until December 28, 2007, we do not present earnings per share under GAAP for first quarter 2007. Had our stock been outstanding in first quarter 2007 in the amount distributed by Temple-Inland Inc., earnings per share would have been $0.76 (proforma, unaudited).
     At March 31, 2008, Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees held 83 thousand stock-settled units on our stock. The following information summarizes outstanding stock option awards on our stock held by Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees at March 31, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	Per Share	Term	Price)
	(In thousands)		(In years)	(In millions)
Outstanding	1,636	$12	6	$2
Exercisable	1,291	11	5	2
Note 7 — Income Taxes
     At March 31, 2008, $147 million of our net deferred tax asset was related to unrealized losses on available-for-sale mortgage-backed securities, and $61 million was related to allowances for credit losses.
     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not we will be able to realize the deferred tax assets. For deferred tax assets related to the unrealized losses on available-for-sale mortgage-backed securities we consider to be temporary, the deferred tax assets are believed to be realizable because the temporary differences are expected to reverse without resulting in tax deductions. The terms of our separation agreements with Temple-Inland Inc. prohibit us from carrying back any net operating tax losses to periods prior to 2008. Therefore, realization of the remaining deferred tax assets depends upon the generation of future taxable income. We consider projected operating results and taxable income in assessing realizability. We currently believe it is more likely than not we will fully realize the recorded deferred tax assets.
Note 8 — Litigation
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe that the outcome of any of these

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible; however, that charges related to these matters could be significant to our results or cash flow in any one period.
     A class action in California, related to our former mortgage banking operations, was dismissed but remains under appeal by the plaintiff. We have established reserves we believe are adequate for this matter, and do not anticipate the outcome will have a significant adverse effect on our financial position or results of operations or cash flow.
     As a result of our participation in the Visa USA (“Visa”) network, principally related to ATM and debit cards, we own 33 thousand Class B common shares of Visa for which we have no carrying value. As a former member of Visa, we participate in an indemnification provision in Visa’s bylaws. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters.
Note 9 — Segment Information
     We currently operate in four business segments:
•	Commercial banking,

•	Retail banking,

•	Insurance agency, and

•	Treasury, corporate and other.
     We evaluate performance based on income before taxes and unallocated expenses. Unallocated expenses represent expenses managed on a company-wide basis and include share-based compensation, charges related to asset impairments and severance, and prior to 2008, other expenses allocated to us by Temple-Inland Inc. but not directly attributable to us. Our internal management reporting for operating segments has not changed significantly from December 31, 2007.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

					Treasury,
	Commercial	Retail	Insurance	Mortgage	Corporate,
	Banking	Banking	Agency	Banking	and Other		Total
	(In millions)
For the Three Months Ended March 31, 2008:
Net interest income	$69	$21	$—	$—	$8		$98
(Provision) for credit losses	(52)	(1)	—	—	(5)		(58)
Noninterest income	7	15	19	—	1		42
Revenues from other segments	—	4	—	—	(4)		—
Noninterest expense	(18)	(59)	(18)	(1)	(3	)(a)	(99)

Segment operating income/(loss) before taxes	$6	$(20)	$1	$(1)	$(3)		$(17)
Average assets	$9,988	$622	$89	$32	$5,752		$16,483
Goodwill	—	106	38	—	—		144
Depreciation and amortization	2	5	1	—	1		9
Capital expenditures	1	6	—	—	1		8

For the Three Months Ended March 31 2007:
Net interest income	$69	$30	$—	$—	$(4)		$95
(Provision) credit for credit losses	3	—	—	—	(1)		2
Noninterest income	9	14	16	—	—		39
Revenues from other segments	—	2	—	—	(2)		—
Noninterest expense	(18)	(53)	(14)	(1)	(7	)(a)	(93)

Segment operating income/income before taxes	$63	$(7)	$2	$(1)	$(14)		$43
Average assets	$9,559	$604	$92	$50	$5,353		$15,658
Goodwill	—	107	34	—	—		141
Depreciation and amortization	2	4	1	—	—		7
Capital expenditures	—	13	—	—	—		13

(a)	Includes unallocated expenses of:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Share-based compensation	$(1)	$(3)
Expenses allocated to us by Temple-Inland Inc. but not directly attributable to us	—	(3)
Other	(2)	(1)

	$(3)	$(7)

Note 10 — Noninterest Expense
     Other noninterest expense consists of:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Advertising and promotional	$7	$4
Furniture, fixtures, and equipment	6	4
Professional services	3	2
Travel and other employee costs	2	2
Postage, printing, and supplies	2	2
Depreciation of assets leased to others	1	2
Other	14	12
Shared services allocation from Temple-Inland Inc.	—	8

	$35	$36

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 11 — Share-Based Compensation
     We have stockholder approved share-based compensation plans that permit awards to key employees and non-employee directors of stock-based awards, including restricted stock and options to purchase shares of our common stock. We generally grant awards annually in February.
     Share-based compensation expense consists of:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Restricted stock	$1	$1
Cash-settled awards	—	1
Stock options	—	1

	$1	$3

     Cash-settled award compensation expense is dependent on the price of the underlying shares and can vary significantly. The fair value, and related compensation expense, of restricted stock and stock options are determined as of the date of grant and do not typically change for subsequent changes in share price.
Cash-settled awards
     A summary of cash-settled awards outstanding to our employees at first quarter-end 2008 follows:

	Equivalent	Aggregate
	Shares	Current Value
	(In thousands)	(In millions)
Awards indexed to Guaranty stock	88	$1
Awards indexed to Temple-Inland Inc. stock	265	3
Awards indexed to Forestar Real Estate Group Inc. stock	88	2
Restricted stock and stock-settled units
     During first quarter 2008, we granted 1.6 million shares of restricted stock to our directors and employees, valued at $23 million. Shares granted to directors are immediately vested and included in expense at the grant date. The remaining shares will be recognized in expense over vesting periods ranging from three to four years. Certain of the awards contain performance conditions, which we currently estimate will be achieved for purposes of determining compensation expense.
     The following information summarizes outstanding restricted stock awards on our stock held by our directors and employees at March 31, 2008:

		Aggregate
	Shares	Current Value
	(In thousands)	(In millions)
Outstanding at beginning of period	26
Granted	1,647
Settled	(22)

Outstanding at end of period	1,651	$18

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Stock Options
     The following information summarizes outstanding stock option awards held by our directors and employees at March 31, 2008:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
		Exercise	Remaining	(Current Value
		Price Per	Contractual	Less Exercise
	Shares	Share	Term	Price)
	(In thousands)		(In years)	(In millions)
Outstanding on Guaranty stock	317	$14	7	$—
Outstanding on Temple-Inland Inc. stock	962	17	7	1
Outstanding on Forestar Real Estate Group Inc. stock	311	22	7	2

Exercisable on Guaranty stock	200	12	6	—
Exercisable on Temple-Inland Inc. stock	611	14	6	1
Exercisable on Forestar Real Estate Group Inc. stock	195	18	6	2
Note 12 — Benefit Plans
     We recorded $2 million in expense in first quarter 2008 for contributions to our 401(k) plan.
Note 13 — Fair Value of Financial Instruments
     The carrying value and estimated fair value of financial instruments not carried at fair value in our balance sheet were as follows:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
Financial assets
Loans receivable	$10,099	$9,877	$9,928	$9,940
Mortgage-backed securities held-to-maturity:
U.S. Government and U.S. Government Sponsored Enterprises	1,094	1,094	1,229	1,230
Non-agency:
Internally valued	2,162	1,514	2,214	2,002
Market quotes	184	181	199	199

	3,440	2,789	3,642	3,431
Financial liabilities
Deposits	$9,248	$9,254	$9,375	$9,381
Federal Home Loan Bank borrowings	5,732	5,736	5,743	5,747
Subordinated notes payable to trust	314	292	314	277
Subordinated debentures and other borrowings	101	101	101	101

Other off-balance sheet instruments
Commitments to extend credit	$(9)	$(9)	$(7)	$(7)
     SFAS No. 157 establishes a hierarchy of fair value determination methods that reflects the observability of the information underlying the determination:
•	Level 1 is observable prices in active markets.

•	Level 2 is observable prices in less than active markets or for different, but similar products, or valuation methodologies using observable data.

•	Level 3 is valuation methodologies using data not observable in the markets.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Information about financial instruments measured at fair value on a recurring basis, categorized in terms of SFAS No. 157 valuation criteria, at March 31, 2008 follows:

	Level 1	Level 3	Total
	(In millions)
Available-for-sale securities:
U.S. Governmental and U.S. Government Sponsored Enterprises mortgage-backed securities	$545	$—	$545
Non-agency mortgage-backed securities	—	938	938
Equity securities	—	4	4

	$545	$942	$1,487

     Changes during first quarter 2008 in financial instruments measured at fair value on a recurring basis using Level 3 information are summarized as follows:

(In millions)
Recorded amount at beginning of the period	$1,316
Change in unrealized losses for the period included in other comprehensive loss	(365)
Principal payments	(9)

Recorded amount at end of period	$942

     We measure certain assets at fair value on a nonrecurring basis. Fair value measurement for those assets usually results from asset impairment or lower-of-cost-or-market accounting. Information about those assets at March 31, 2008 follows:

	Level 1	Level 2
	(In millions)
Loans held-for-sale	$6	$—
Impaired loans	—	113
Foreclosed assets	—	23

	$6	$136

Note 14 — Transactions with Temple-Inland Inc.
     A summary of transactions with Temple-Inland Inc. during first quarter 2007 when it was a related party (we do not consider Temple-Inland Inc. to be a related party following our spin-off), all of which were allocated expenses, follows:

Three Months Ended
March 31, 2007
(In millions)
Information technology support	$4
Legal, human resources, and other administrative costs	2
Accounting and finance	2
Share-based compensation (included in compensation expense)	3

$11

     We charge Temple-Inland Inc. for rent, taxes, insurance, and utilities in accordance with the terms of an operating lease agreement, and for insurance management services. During first quarter 2007, we billed Temple-Inland Inc. $2 million for these services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	demand for new housing;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	costs or difficulties related to transitioning as a stand-alone public company;

•	inability to realize elements of our strategic plans;

•	changes in the interest rate environment that expand or reduce margins or adversely affect critical estimates and projected returns on investments;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values, or oil and gas prices, either nationally or regionally;

•	natural disasters in primary market areas that may result in prolonged business disruption or materially impair the value of collateral securing loans;

•	assumptions and estimates underlying critical accounting policies, particularly allowance for credit losses, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk, that may yield results other than those anticipated;

•	a significant change in the rate of inflation or deflation;

•	changes in the securities markets;

•	the ability to complete any merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of any merger, acquisition or divestiture; and the success of our business following any merger, acquisition or divestiture;

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business and any related actions for indemnification made pursuant to the various agreements with Temple-Inland Inc. and Forestar Real Estate Group Inc.;

•	the ability to raise capital; and

•	changes in the value of real estate securing our loans.

     Other factors, including the Risk Factors described in Part II, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Selected Ratios and Other Data (unaudited)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
	(Dollars in millions, except per share)
For the quarter:
Net interest income	$98	$102	$99	$95	$95
(Provision) credit for credit losses	(58)	(33)	(19)	—	2
Net (loss) income	(10)	6	21	24	27
Net (charge-offs) recoveries	(2)	(6)	—	1	8
Return on average assets	(0.24)%	0.15%	0.53%	0.61%	0.69%
Return on average stockholders’ equity	(3.65)%	2.28%	8.06%	9.38%	10.51%
Net interest margin	2.49%	2.59%	2.65%	2.55%	2.56%
Quarter-end:
Loans, net	$10,099	$9,928	$9,561	$9,470	$9,575
Non-performing assets	284	179	130	36	36
Non-performing assets ratio	2.76%	1.78%	1.35%	0.38%	0.37%
Capital/Equity:
Guaranty Bank tier 1 leverage ratio	7.58%	7.74%	7.79%	8.07%	7.86%
Guaranty Bank tier 1 risk-based ratio	9.38%	9.63%	9.94%	10.00%	9.97%
Guaranty Bank total risk-based capital ratio	10.61%	10.54%	10.68%	10.61%	10.58%
Tangible equity/tangible assets	4.45%	5.82%	5.36%	5.60%	5.41%
Tangible equity per common share	$19.38	$27.36	n/a	n/a	n/a
Credit reserves:
Allowance for loan losses	$172	$118	$91	$72	$71
Allowance for loan losses to total loans	1.67%	1.17%	0.94%	0.75%	0.74%
Allowance for loan losses to non-performing loans	66%	71%	75%	248%	257%
Total deposits	$9,248	$9,375	$9,376	$9,532	$9,494
Average interest-bearing deposits	8,588	8,609	8,794	8,777	8,631
Total branches	158	158	159	156	153
Current Market Conditions
     Current conditions in the credit markets are difficult and volatile resulting in less liquidity, significant widening of spreads compared to historical averages, and a lack of price transparency for many securitized assets. In addition, current conditions in residential housing markets are worsening because of an oversupply of housing, including significant increases in foreclosed properties being marketed, and decreasing demand partly because of difficulties for buyers in obtaining financing with the significant tightening of credit markets. Declining values in many markets have made it difficult for borrowers to refinance when variable rate loan payments exceed their ability to service the loans. Additionally, homebuilders have found it difficult to sell new homes and many local and regional homebuilders are facing severe liquidity challenges resulting in their inability to complete land development projects and homes under construction.

     These conditions have negatively affected our investment securities and loan portfolios, particularly non-agency mortgage-backed securities and loans to homebuilders. Our single-family mortgage and single-family construction loans have suffered significant declines in credit quality, and we recorded $58 million in provision for credit losses in first quarter 2008. We expect these conditions will continue throughout 2008.
Analysis of First Quarter 2008 and 2007
Performance Ratios

	Three Months Ended March 31,
	2008	2007
Return on assets (net (loss) income divided by average total assets)	(0.24)%	0.69%
Return on equity (net (loss) income divided by average stockholders’ equity)	(3.65)%	10.51%
Dividend payout ratio (dividends declared divided by net income)	—%	129.63%
Equity to asset ratio (average stockholders’ equity divided by average assets)	6.64%	6.57%
Net interest margin (net interest income divided by average earnings assets)	2.49%	2.56%
     Significant aspects of our results of operations follow:
First Quarter 2008
•	Our net interest income increased as a result of an increase in outstanding loans.

•	Provision for credit losses increased to $58 million as a result of non-performing loans, principally homebuilder loans, increasing to $261 million.

•	Unrealized losses on available-for-sale mortgage-backed securities increased $237 million, net of tax.

•	Deferred income taxes increased $150 million principally as a result of the provision for credit losses and unrealized securities losses.
First Quarter 2007
•	We completed our exit from wholesale mortgage banking activities.

•	We began our activities related to separation from Temple-Inland Inc.

•	We received $8 million in net credit loss recoveries and recorded a net credit to provision for credit losses.
Results of Operations
     Net Interest Income
     Our net interest income increased because of an increase in earning assets, principally loans. Our commercial and business and commercial real estate portfolios grew, while our single-family mortgage and homebuilder portfolios declined in balance.
     Our net interest margin declined to 2.49% in first quarter 2008 from 2.56% in first quarter 2007. This decline was principally a result of a higher level of non-performing loans in first quarter 2008. Non-performing loans increased from $28 million at March 31, 2007 to $261 million at March 31, 2008.
     As we are currently positioned, if interest rates remain relatively stable, it is likely our net interest margin will remain near its current level. However, if interest rates change significantly, particularly if they decline further, our net interest margin is likely to decline. Please read Item 3. Quantitative and Qualitative Disclosure about Market Risk for further quantitative information about the sensitivity of our net interest income to potential changes in interest rates.
     Average balances, interest income and expense, and rates by major balance sheet categories were:

	Three Months Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)
ASSETS
Cash equivalents	$64	$—	3.36%	$93	$—	5.03%
Loans held for sale	9	—	6.58%	21	—	7.61%
Loans	9,962	151	6.04%	9,454	171	7.22%
Securities	5,426	74	5.49%	5,100	68	5.32%
Investments in Federal Home Loan Bank stock	251	3	4.26%	225	4	6.24%

Total earning assets	15,712	$228	5.81%	14,893	$243	6.54%
Unrealized gain (loss) on available-for-sale securities	(57)			2
Other assets	828			763

Total assets	$16,483			$15,658

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,674	$22	2.43%	$3,470	$23	2.69%
Savings deposits	173	—	0.72%	192	—	0.70%
Certificates of deposit	4,741	54	4.54%	4,969	60	4.79%

Total interest-bearing deposits	8,588	76	3.56%	8,631	83	3.85%

Short-term Federal Home Loan Bank borrowings	4,732	39	3.26%	3,440	45	5.22%
Long-term Federal Home Loan Bank borrowings	780	8	4.20%	1,098	10	3.59%
Subordinated notes payable to trust	314	5	6.34%	161	3	6.50%
Subordinated debentures and other borrowings	106	2	8.48%	106	2	8.13%
Preferred stock issued by subsidiaries	—	—	0.00%	308	5	7.10%

Total borrowings	5,932	54	3.64%	5,113	65	5.08%

Total interest-bearing liabilities	14,520	$130	3.59%	13,744	$148	4.31%

Interest rate spread			2.22%			2.23%
Noninterest-bearing demand deposits	674			720
Other liabilities	194			166
Stockholders’ equity	1,095			1,028

Total liabilities and stockholders’ equity	$16,483			$15,658

Impact of noninterest-bearing funds			0.27%			0.33%

Net interest income/margin		$98	2.49%		$95	2.56%

     The majority of our earning assets are variable rate. Decreases in the rates earned on our assets in first quarter 2008 compared to first quarter 2007 are principally a result of decreases in short-term market interest rates. These market rate decreases also decreased the rates we paid on our deposit liabilities and borrowings.

Provision for Credit Losses
     We recorded $58 million in provision for credit losses in first quarter 2008 compared with a $2 million credit to provision for credit losses in first quarter 2007. Significant declines in the financial condition and liquidity of our homebuilder portfolio customers, as a result of current residential housing conditions, were the primary cause of first quarter 2008 provision for credit losses. Net charge-offs were $2 million in first quarter 2008, principally related to uncollectible single-family mortgages. Though we have not yet experienced a significant amount of charge-offs related to recent credit loss provisions, we anticipate it will become necessary for us to acquire the underlying collateral for a number of our loans to homebuilders. It is likely we will record significant charge-offs when we acquire collateral on those loans.
     Please read Credit Risk for a discussion of our allowances for credit losses.
Noninterest Income
     Noninterest income consists of:

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollars in millions)
Insurance commissions and fees	$19	$16	$3
Service charges on deposits	13	12	1
Commercial loan facility fees	4	6	(2)
Operating lease income	2	2	—
Mutual fund and variable annuity sales commissions	1	2	(1)
Other	3	1	2

	$42	$39	$3

Percent increase for the period			8%
     Insurance commissions and fees increased because of higher non-deposit investment product sales as a result of declining deposit rates.
     Commercial loan facility fees consist of fees based on unfunded committed amounts, facility usage fees, letter of credit fees, and syndication agent fees. The decrease in commercial loan facility fees was principally a result of decreases in fees from homebuilders as a result of decreases in activity levels by those customers.

Noninterest Expense
     Noninterest expense consists of:

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollars in millions)
Compensation and benefits	$51	$48	$3
Occupancy	8	6	2
Information systems and technology	5	3	2
Advertising and promotional	7	4	3
Furniture, fixtures, and equipment	6	4	2
Professional services	3	2	1
Travel and other employee costs	2	2	—
Postage, printing, and supplies	2	2	—
Depreciation of assets leased to others	1	2	(1)
Other	14	12	2
Shared services allocation from Temple-Inland Inc.	—	8	(8)

	$99	$93	$6

Percent increase for the period			6%
     Increases in many of our direct costs and expense categories were because we began to perform many activities ourselves following our separation from Temple-Inland Inc. Additionally, our marketing costs increased in first quarter 2008 as we implemented initiatives related to increasing consumer lending through our branch network and a new checking product.
Income Tax Expense
     Our effective tax rate, which was a benefit in first quarter 2008 and an expense in first quarter 2007, was 41% in first quarter 2008 and 37% in first quarter 2007. The increase is a result of the impact of state margin taxes, particularly Texas, which will not decrease proportionate to decreases in net income.
Segment Performance Summary
     Segment operating income (loss), which we measure exclusive of taxes, consists of:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Commercial banking	$6	$63
Retail banking	(20)	(7)
Insurance agency	1	2
Mortgage banking	(1)	(1)
Treasury, corporate and other	(3)	(14)

	$(17)	$43

Commercial Banking
     First quarter 2008 segment operating results decreased 90% or $57 million compared to first quarter 2007. The principal cause of the decrease was $52 million in provision for credit losses on commercial loans. The provision for credit losses was predominantly related to increases in non-performing homebuilder loans, which increased from $117 million at December 31, 2007 to $182 million at March 31, 2008. In first quarter 2007, we recorded $3 million credit in provision for credit losses on commercial loans, principally a result of net recoveries of $8 million related to two asset-based financing transactions that had previously been written off.

Retail Banking
     First quarter 2008 segment operating results decreased $13 million compared to first quarter 2007. Segment net interest income decreased because earnings credits on deposits decreased as wholesale interest rates declined, but deposit pricing did not decrease proportionately to wholesale price declines. Retail banking noninterest expense increased $6 million in first quarter 2008 because of the increase in marketing costs, and because of operating expenses from branches opened since first quarter 2007.
Insurance Agency
     In first quarter 2008, insurance agency commissions and fees increased $3 million compared to first quarter 2007 because of increased non-deposit investment product sales. However, segment noninterest expense increased $4 million because of costs associated with the non-deposit investment product sales and costs of the agency we acquired in 2007.
Treasury, corporate and other
     Segment operating income improved principally because other costs in first quarter 2007 included expenses allocated to us by Temple-Inland Inc. but not directly attributable to us. Additionally, other costs included share-based compensation, which we do not allocate to segments, and those costs decreased because of decreases in the value of cash-settled awards. The residual impact of funds transfer pricing, during a period of varying interest rates, improved segment net interest income.
Financial Condition
Loans
     The composition of our loans at March 31, 2008 follows:

     The loan portfolio consists of:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
	(Dollars in millions)
Single-family mortgage	$1,572	15%	$1,672	17%
Single-family mortgage warehouse	869	8%	695	7%
Single-family construction (homebuilders)	1,341	13%	1,510	15%
Multifamily and senior housing	1,752	17%	1,541	15%
Commercial real estate	1,800	18%	1,674	17%
Commercial and business	1,349	13%	1,340	13%
Energy	1,434	14%	1,470	15%
Consumer and other	154	2%	144	1%

Total loans	10,271	100%	10,046	100%
Less allowance for loan losses	(172)		(118)

Loans, net	$10,099		$9,928

     Through March 31, 2008, we had not produced a significant volume of mortgage loans through our correspondent mortgage operations and we are uncertain whether we will generate a significant volume of mortgage loans in 2008. If not, our single-family mortgage loans will continue to decrease throughout 2008.
     Commercial real estate and multifamily loans continue to increase as a result of further development and funding on loan commitments in those portfolios. We anticipate our commercial real estate loans outstanding will continue to increase for the remainder of 2008 as we fund draws on committed construction loans, partially offsetting decreases in single-family mortgage loans.
     Information about our single-family mortgage loans, by category follows:

	March 31, 2008		December 31, 2007
	Unpaid	Total	Unpaid	Total
	Principal	Delinquency	Principal	Delinquency
	Balance	> 30 days	Balance	> 30 days
	(Dollars in millions)
Option ARMs	$455	15.49%	$502	10.80%
Intermediate ARMs	638	4.99%	709	3.27%
Other first liens	304	8.86%	279	8.00%
Repurchased loans	36	37.25%	35	41.64%
Second liens	139	1.30%	147	1.54%

	$1,572	9.19%	$1,672	6.97%

     The single-family construction portfolio consists of loans to finance homebuilding activities, including construction and acquisition of developed lots and undeveloped land. Single-family construction loans decreased in 2008 because we have exited a number of credit relationships to reduce our risk. It is likely this trend will continue and also likely we will experience charge-offs and provide for credit losses throughout 2008 related to single-family construction loans. Please read Credit Risk for further information regarding credit risk characteristics of our single-family construction loan portfolio.

Investment Securities
     The following charts summarize the fair value distribution of our mortgage-backed securities portfolio at March 31, 2008.
     All of the mortgage-backed securities we own have single-family residential mortgage loans as the underlying assets. None of the securities include sub-prime loans. All of the non-agency securities are credit-enhanced by subordinate tranches not owned by us, that will absorb credit losses of the underlying loans until those tranches are depleted. At March 31, 2008, subordinated tranches averaged 15% of the outstanding balances of the loan pools underlying the securities, and 16% of those loans were delinquent on their payments.
     The current environment in the housing and credit markets has resulted in significant devaluation of many securities backed by mortgage assets. At March 31, 2008, all of the non-agency securities we own carried AAA ratings from two different nationally recognized securities rating organizations, and none have been subsequently downgraded. However, market values have also declined substantially for non-agency AAA-rated securities. Though determination of fair value is currently difficult because of limited trading activity of these types of securities, information we’ve gathered about market activity resulted in us concluding the fair value, as defined in SFAS No. 157, of the non-agency mortgage-backed securities was $1.1 billion less than our amortized cost at March 31, 2008. We have recorded $419 million of this unrealized loss in the carrying value of securities we classify as available-for-sale; the remainder relates to securities we classify as held-to-maturity and therefore we have not recorded those declines in the carrying value of the related securities.
     Information about our valuation techniques, significant inputs to valuation models, and calibration of those models is included in Note 18 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Based on our most recent analyses of delinquencies and subordinated tranches, we continue to believe we will receive all stated interest and principal on the non-agency securities. We do not have any plans to sell any of the securities and have the intent and ability to hold them until repayment; therefore we have not recorded any of the unrealized declines in value in our earnings. However, our consideration of whether the unrealized losses are other-than-temporary includes many factors including the length of time a security has had an unrealized loss, the severity of the unrealized loss and the ratings assigned by rating organizations. If the unrealized losses persist or further increase, the securities’ ratings were to be substantially downgraded, or our estimates of cash flows decrease, we might conclude some or all of the unrealized losses were other-than-temporary, which would result in a charge to earnings and a corresponding decrease in regulatory capital.

     Information about our mortgage-backed securities portfolio at March 31, 2008 follows:

		Net Unrealized		Net Unrealized
		Losses on		Losses on Held-
	Amortized	Available-for-	Carrying	to-Maturity
	Cost	Sale Securities	Value	Securities	Fair Value
	(In millions)
U.S. Government and U.S. Government Sponsored Enterprises	$1,639	$—	$1,639	$—	$1,639
Non-agency:
Internally valued	3,514	(419)	3,095	(648)	2,447
Market quotes	189	—	189	(3)	186

	$5,342	$(419)	$4,923	$(651)	$4,272

     Information about our non-agency securities at March 31, 2008 follows:

					Subord-		Unpaid
			Delinquency%		ination		Principal	Carrying
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Originator	Balance	Value	Fair Value
(Dollars in millions)
12MTA Option ARMs
Structured Asset Mortgage Investment II Trust 2007-AR6	Class A2	86364RAB5	11%	6%	11%	American Home Mortgage Corp.	$414	$233	$233	*
RALI 2007-QO5 Trust	Class A	74924AAA3	11%	7%	11%	Homecomings Financial	208	157	157	*
Alternative Loan Trust 2005-81	Class A-4	12668BBR3	21%	16%	14%	Countrywide Home Loans	144	147	105
Structured Asset Mortgage Investment II Trust 2005-AR8	Class A-5	86359LSB6	24%	19%	12%	Countrywide Home Loans	138	140	93
Alternative Loan Trust 2006-OA2	Class A-7	126694V88	29%	23%	16%	Countrywide Home Loans	132	136	102
Alternative Loan Trust 2005-76	Class 1-A-2	12668BDD2	27%	21%	17%	Countrywide Home Loans	128	130	77
Alternative Loan Trust 2005-58	Class A-3	12668AWK7	26%	20%	15%	Countrywide Home Loans	126	128	88
Alternative Loan Trust 2005-51	Class 3-A-1	12668ACW3	22%	17%	17%	Countrywide Home Loans	127	128	91
Alternative Loan Trust 2005-62	Class 1-A-2	12668ATP0	29%	21%	19%	Countrywide Home Loans	119	121	92
RALI Series 2005-QO5 Trust	Class A-3	761118QP6	22%	16%	15%	Homecomings Financial Network, SCME, Mortgage IT, Other	100	102	57
RALI Series 2005-Q01 Trust	Class A-4	761118ER5	15%	12%	17%	Homecomings Financial Network, Other	92	93	75
Alternative Loan Trust 2005-38	Class A-2	12667GZ22	24%	18%	19%	Countrywide Home Loans	74	75	61
Alternative Loan Trust 2005-41	Class 2-A-1	12667GR96	23%	17%	21%	Countrywide Home Loans	70	71	49
Structured Asset Mortgage Investments II Trust 2006-AR3	Class 12A4	86360KAH1	27%	22%	14%	Countrywide Home Loans, Bank of America, and other	71	72	54
Harborview Mortgage Loan Trust 2005-8	Class 2A3	41161PRT2	19%	16%	10%	Countrywide Home Loans	64	65	41
Greenpoint Mortgage Funding Trust 2005-AR5	Class I-A-2	39538WEC8	29%	22%	22%	Greenpoint Mortgage Funding	57	58	45
Structured Asset Mortgage Investments II Trust 2005-AR4	Class A2	86359LMA4	26%	21%	22%	Countrywide Home Loans	57	59	38
WaMu Mortgage Pass-Through Certificates, Series 2005-AR9	Class A2A	92922FU97	6%	4%	19%	One or more approved institutions	53	54	37
Structured Asset Mortgage Investments II Trust 2005-AR7	Class 5A2	86359LQT9	18%	14%	18%	Southstar Funding LLC/Opteum Financial Services LLC, First Horizon, BOA, other	41	42	27
Greenpoint Mortgage Funding Trust 2006-AR3	Class 4A3	39538WHH4	19%	14%	14%	Greenpoint Mortgage Funding	39	40	29
Harborview Mortgage Loan Trust 2005-16	Class 4A1B	41161PZD8	21%	17%	20%	Countrywide Home Loans	32	33	22
IndyMac INDX Mortgage Loan Trust 2005-16IP	Class A3	45660LUF4	16%	10%	19%	IndyMac Bank, F.S.B.	29	29	20

							2,315	2,113	1,593

*	Security designated as available-for-sale

					Subord-		Unpaid
			Delinquency %		ination		Principal	Carrying
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Origination	Balance	Value	Fair Value
(Dollars in millions)
Hybrid Option ARMs (5Y Fixed/12MTA)
RALI 2007-QH8 Trust	Class A	74924EAA5	9%	6%	12%	Homecomings Financial	484	361	361	*

COFI Option ARMs
WaMu Mortgage Pass-Through Certificates 2007-OA4	Class 2A	93364CAC2	10%	6%	30%	Washington Mutual Bank	136	104	104	*
Washington Mutual Mortgage Pass-Through Certificates WMALT 2007-OA3 Trust	Class 5A	939355AE3	14%	9%	14%	Washington Mutual Bank or others, Mortgage IT	123	123	96
WaMu Mortgage Pass-Through Certificates 2007-OA5	Class 2A	93364BAC4	11%	7%	30%	Washington Mutual Bank	110	78	78	*
WaMu Mortgage Pass- Through Certificates 2006-AR9	Class 2A-1B	93363DAC1	6%	4%	10%	Washington Mutual Bank	87	87	53
WaMu Mortgage Pass -Through Certificates 2006-AR9	Class 2A	93363DAB3	6%	4%	36%	Washington Mutual Bank	55	55	43
WaMu Mortgage Pass- Through Certificates 2006-AR11	Class 2A-1B	93363TAC6	8%	5%	10%	Washington Mutual Bank	44	44	30
WaMu Mortgage Pass Through Certificates 2006-AR13	Class 2A-1B	93363RAC0	7%	4%	10%	Washington Mutual Bank	39	39	26
WaMu Mortgage Pass- Through Certificates 2006-AR15	Class 2A-1B	93363QAD0	8%	5%	10%	Washington Mutual Bank	31	31	22
WaMu Mortgage Pass- Through Certificates 2006-AR17	Class 2A-1B	92925DAE0	7%	4%	10%	Washington Mutual Bank	24	24	16
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A	933638AD0	9%	6%	39%	Washington Mutual Bank	21	21	16
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A-1B	933638AE8	9%	6%	9%	Washington Mutual Bank	14	14	8
Home Savings of America	1988-7A	436904AG1	—	—	134%	Not Available	1	1	1	*
Home Savings of America	1988-8A	436904AJ5	—	—	93%	Not Available	2	2	2	*
Home Savings of America	1988-10A	436904AK2	—	—	111%	Not Available	1	1	1	*
Home Savings of America	1988-11A	436904AL0	—	—	102%	Not Available	1	1	1	*

							689	625	497

5/1 LIBOR
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2004-H	Class 2A1	05949ARD4	3%	2%	7%	Bank of America, N.A.	43	43	43
GSR Mortgage Loan Trust 2004-11	Class 2A1	36242DFS7	3%	3%	9%	Various Lenders	43	43	44
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-K	Class 2A2	05948XZH7	2%	1%	6%	Bank of America, N.A.	35	35	33
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-H	Class 2A2	05948XTH4	1%	1%	6%	Bank of America, N.A.	29	30	28
GSR Mortgage Loan Trust 2003-9	Class A2	36228FWS1	2%	2%	8%	Various Lenders	21	21	22
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-D	Class 2A3	05948XBU4	2%	1%	8%	Bank of America, N.A.	10	10	9
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-A	Class 2A1	05948LAE7	6%	3%	9%	Bank of America, N.A.	3	3	3

							184	185	182

			16%	11%	15%		$3,672	$3,284	$2,633

*	Security designated as available-for-sale

     Information at March 31, 2008 about the geographic distribution of the mortgage loans underlying the non-agency securities we own follows:

California	59%
Florida	12%
Arizona	3%
Other	8%
Not Available	18%

100%

Deposits
     Deposits consist of:
     Included in transaction accounts are interest-bearing checking accounts totaling $1.1 billion at March 31, 2008 for which we recorded interest expense at an average rate of 0.4%, and $1.2 billion at March 31, 2007 for which we recorded interest expense at an average rate of 0.5%. Total deposits decreased by 1% at March 31, 2008 compared to December 31, 2007.
     Borrowings
     Our FHLB borrowings consist of both short-term and long-term borrowings. Short-term borrowings are generally 7 to 30 days in maturity, and we use them to meet daily liquidity needs. We utilize longer-term FHLB borrowings at times to match the interest rate characteristics of some of our assets, such as those that reprice after three to five years. Please read Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations for information about collateral we’ve pledged for FHLB borrowings
     We have a revolving credit facility with availably capacity of $25 million to support our liquidity needs at the holding company level. The revolving credit facility expires in December 2009 and includes financial and other covenants we must maintain. At March 31, 2008, we were in compliance with all covenants. We had not drawn any amounts under the revolving credit facility as of March 31, 2008.

Credit Risk
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)
Non-performing loans	$261	$166
Foreclosed real estate	23	13

Non-performing assets	$284	$179

Non-performing loans as a percentage of total loans	2.54%	1.65%
Non-performing assets divided by total loans and foreclosed real estate	2.76%	1.78%
Allowance for loan losses as a percentage of non-performing loans	66%	71%
Allowance for loan losses as a percentage of total loans	1.67%	1.17%
Single-family mortgage loan delinquencies as a percentage of single-family mortgage loans	9.19%	6.97%
     Information about our allowances for credit losses and nonaccrual and other loans follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Balance at beginning of period	$125	$72
Provision (credit) for credit losses	58	(2)
Net (charge-offs) recoveries	(2)	8

Balance at end of period	$181	$78

Allowance for loan losses	$172	$71
Commitment-related reserves	9	7

	$181	$78

Provision (credit) for:
Loan losses	$56	$(2)
Commitment-related credit losses	2	—

Combined provision (credit) for credit losses	$58	$(2)

Nonaccrual loans	$261	$28
Accruing loans past-due 90 days or more	$2	$5
Net charge-offs (recoveries) as a percentage of average loans outstanding	0.08%	(0.33)%
     Conditions in the residential housing and credit markets continue to deteriorate. Our non-performing loans increased $95 million at March 31, 2008, compared to December 31, 2007, principally as a result of loans to homebuilders that are experiencing financial difficulties as a result of these conditions. Our non-performing single-family mortgage loans also increased in first quarter 2008 by $29 million. As a result, our asset quality measures have deteriorated substantially, including an increase in non-performing assets and much higher provisions for credit losses than over the previous several years. Until conditions in the housing and credit markets improve, it is likely we will continue to report significant non-performing assets, charge-offs, and provisions for credit losses.

     The allowance for loan losses by loan category was:

	March 31, 2008		December 31, 2007
		Allowance		Allowance
		as a %		as a %
		of Loan		of Loan
	Allowance	Category	Allowance	Category
		(Dollars in millions)
Single-family mortgage	$12	0.76%	$9	0.54%
Single-family mortgage warehouse	4	0.46%	6	0.86%
Single-family construction (homebuilders)	89	6.64%	48	3.18%
Multifamily and senior housing	9	0.51%	6	0.39%
Commercial real estate	6	0.33%	6	0.36%
Commercial and business	18	1.33%	15	1.12%
Energy	6	0.42%	6	0.41%
Consumer and other	1	0.65%	—	—
Not allocated	27	—	22	—

	$172	1.67%	$118	1.17%

Concentration
     Information about the underlying collateral and geographic location of our single-family construction loans, including local, regional, and national homebuilders at March 31, 2008 follows:

		Lots and Land
	Single-Family	Acquisition and
	Houses	Development	Other		Total
		(In millions)
California	$176	$265	$45		$486
Texas	98	27	—		125
Florida	58	46	17		121
Arizona	21	27	37		85
Colorado	48	34	—		82
Other	118	147	177	(a)	442

	$519	$546	$276		$1,341

(a)	Principally unsecured loans to national homebuilders
     Our commercial real estate construction loans are diversified geographically, and across a number of different property types. Information about those loans at March 31, 2008 follows:

	% of	% of
	Commercial	Total Loan
	Real Estate	Portfolio
Office	42%	7%
Retail	23%	4%
Industrial	14%	3%
Land	13%	2%
Other	8%	2%

	100%	18%

     We originate and maintain large credit relationships with a number of customers in the ordinary course of business as a result of the types of lending in which we engage. At March 31, 2008, we had 13 customers for which we had loan commitments exceeding $100 million. Information about these relationships follows:

			Distribution of
			Credit
			Relationships
			Exceeding
	Commitment	Outstanding	$100 Million
	(Dollars in millions)
Commercial real estate, multifamily and senior housing construction	$862	$525	8
Energy	386	322	3
Single-family construction and related entities	211	39	2

	$1,459	$886	13

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations
     Our principal operating cash requirements are for interest, compensation, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.
     In first quarter 2008, we used cash flow from operations and principal payments on securities to fund net increases in loans and decreases in deposits. In first quarter 2007, we used cash flow from net repayments on loans and securities to reduce our borrowings.
     The change in our borrowings generally moves in tandem with the amounts invested in loans and securities less changes in deposits because we use borrowings to fund our investments in excess of deposits. The amount of borrowing will decrease as opportunity to invest decreases and will increase as opportunity to invest increases. We experienced commercial loan growth in first quarter 2008; however, this growth was offset by repayments of single-family mortgage loans and mortgage-backed securities.
     Our liquidity needs are associated with cash flow requirements of our deposit and loan customers, our other commitments (including borrowing costs and maturities) and our operating activities. We have a variety of liquidity sources including:
•	Operating cash flows;

•	New deposits;

•	Ability to borrow from the FHLB; and

•	A portfolio of assets, including marketable mortgage-backed securities, which we can pledge as borrowings, or sell or securitize if necessary.
     Our borrowings from the FHLB are secured by a blanket floating lien on certain of our loans, and by securities we maintain on deposit at the FHLB. At March 31, 2008, $10.2 billion of our loans and securities were pledged as collateral for FHLB borrowings. Based upon this collateral, we have the ability to borrow an additional $1.4 billion from the FHLB. Additionally, we have other assets not pledged as collateral on FHLB borrowings, which we could pledge as collateral with the FHLB or other lenders, providing an additional $1.5 billion in available liquidity.
     We continue to have sufficient liquidity resources, principally borrowing capacity at the Federal Home Loan Bank of Dallas (“FHLB Dallas”), to meet our anticipated loan funding and operating requirements. FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to AAA-rated securities. If a significant portion of our non-agency mortgage-backed securities portfolio were to be downgraded, it could negatively affect our liquidity.

Contractual Obligations
     At March 31, 2008 our contractual obligations consist of:

		Payments Due or Expiring by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years	Indeterminable
	(In millions)
Items on our balance sheet:
Transaction and savings deposit accounts	$4,695	$—	$—	$—	$—	$4,695
Certificates of deposit	4,553	3,564	877	102	10	—
Federal Home Loan Bank borrowings	5,732	5,298	309	125	—	—
Subordinated notes payable to trust	314	—	—	—	314	—

Items not on our balance sheet:
Contractual interest payments	575	78	96	53	348	—
Operating leases	45	6	16	14	9	—
Processing contracts	23	12	9	2	—	—

	$15,937	$8,958	$1,307	$296	$681	$4,695

Off-Balance Sheet Arrangements
     In the normal course of business, we enter into off-balance sheet arrangements, such as commitments to extend credit for loans, leases, and letters of credit. Since many commercial and business loan commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Additionally, we generally require collateral upon funding of loan commitments, and once funded, they generally increase our borrowing capacity (referred to as “pledgeable” below). Our off-balance sheet unfunded credit arrangements consisted of:

	March 31,	December 31,
	2008	2007
	(In millions)
Single-family mortgage loans	$106	$87
Unused lines of credit	1,812	1,959
Unfunded portion of credit commitments — pledgeable	3,756	3,866
Unfunded portion of credit commitments — non-pledgeable	650	621
Commitments to originate loans — pledgeable	582	337
Commitments to originate loans — non-pledgeable	521	417
Letters of credit	346	359

	$7,773	$7,646

Capital Management
     At March 31, 2008, Guaranty Bank was “well-capitalized” under the federal capital adequacy regulations. The following table sets forth actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty Bank must maintain to meet capital adequacy requirements and to be categorized as “well-capitalized.”

			For Categorization as			Regulatory
	Actual		“Well Capitalized”			Minimum
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in millions)
Total Risk-Based Ratio (Risk-based Capital/Total Risk-weighted Assets)	$1,405	10.61%		$1,324	≥ 10.00%	$1,059	≥ 8.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/Total Risk-weighted Assets)	$1,241	9.38%		$794	≥ 6.00%	$529	≥ 4.00%
Tier 1 (Core) Leverage Ratio (Core Capital/Adjusted Tangible Assets)	$1,241	7.58%		$819	≥ 5.00%	$655	≥ 4.00%
Tangible Ratio (Tangible Capital/Tangible Assets)	$1,241	7.58%	$	n/a	n/a	$327	≥ 2.00%

     We did not pay or declare a dividend on our common stock in first quarter 2008. Our ability to pay dividends, which is limited by regulatory capital requirements at Guaranty Bank, has historically depended to a great extent on our after-tax earnings and our asset growth.
Recent Accounting Standards
     Please see Note 1 to our unaudited financial statements in Item 1 for information about new and pending accounting pronouncements.
Effects of Inflation
     Inflation has had minimal effect on our operating results the past three years because substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our results than general levels of inflation.
Litigation Matters
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible; however, that charges related to these matters could be significant to our results or cash flow in any one period.
     A class action in California, related to our former mortgage banking operations, was dismissed but remains under appeal by the plaintiff. We have established reserves we believe are adequate for this matter, and do not anticipate the outcome will have a significant adverse effect on our financial position or results of operations or cash flow.
     As a result of our participation in the Visa USA (“Visa”) network, principally related to ATM and debit cards, we own 33 thousand Class B common shares of Visa for which we have no carrying value. As a former member of Visa, we participate in an indemnification provision in Visa’s bylaws. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     The following table illustrates the estimated effect on our pre-tax income of hypothetical immediate, parallel, and sustained shifts in interest rates for the next 12 months at March 31, 2008, compared to information at December 31, 2007. This estimate considers the effect of changing prepayment speeds, repricing characteristics, and expected average balances over the next 12 months.

	Increase (Decrease) in
	Income Before Taxes
Change in	March 31,	December 31,
Interest Rates	2008	2007
	(In millions)
+1%	$4	$(6)
-1%	(22)	(12)
     The change in our interest rate sensitivity from December 31, 2007 is principally because we expect deposit rates will not be as sensitive to changes in wholesale market rates (such as Prime or LIBOR) as our assets and short-term borrowings. This is primarily because of the low current level of interest rates and the tendency in such an environment for retail deposit rates to be resistant to further declines.

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
Commodity Price Risk
     We have no direct exposure to commodity price fluctuations.
Item 4T. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for the year ended December 31, 2007, there have been no material developments in pending legal proceedings.
     We do not expect that the eventual outcome of any or all of our pending legal matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for 2007, except as set forth below:

     Volatility in the credit and residential housing markets could result in further losses on our mortgage-backed securities and loans.
     Credit markets in many sectors have experienced dramatic reductions in liquidity and increases in required returns by investors in credit-sensitive assets. These conditions began in 2007 in the sub-prime mortgage market, but have expanded in 2008 to include virtually all non-agency mortgage-backed securities and many other asset-backed markets. A number of companies with sizeable securities portfolios and without deposit funding ability have experienced severe liquidity crises, requiring them to sell or pledge assets in distressed transactions. These transactions have exacerbated current market pricing discounts for mortgage-backed securities, and the expectation of further distressed sales has generally removed the majority of typical participants from transactions in non-agency securities. As a result, it is difficult to determine current values for securities, and would likely be difficult to sell securities in the current market at all. Any sales would almost certainly be at a significant discount to par value.
     Current market conditions also include a severe over-supply of land, lots, and finished homes in some markets because the number of buyers has decreased dramatically. Many of our homebuilder borrowers are experiencing decreased sales and pricing, and some are facing significant financial difficulty. If housing markets, particularly California, continue to deteriorate, we would experience an increase in non-performing loans, provisions for loan losses, and charge-offs.
     While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow earning assets, return to profitability, or meet our financial obligations.
     The recoverability of our mortgage-backed security investments depends on the performance of the underlying loans in the related loan pools. If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both. If we were to conclude there were unrealized losses which were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the cost basis of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital.
     If a significant portion of our non-agency mortgage-backed securities portfolio were to be downgraded, it could negatively affect our liquidity.
     At March 30, 2008, we had outstanding indebtedness to FHLB Dallas in the amount of $5.7 billion. FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to AAA-rated securities.
     If the rating agencies were to downgrade any of the securities that we have pledged to FHLB Dallas, the downgraded securities would not currently be eligible as collateral to support borrowings from FHLB Dallas, and our borrowing capacity from FHLB Dallas would be reduced. If our borrowing capacity were reduced because of downgrades of our collateral, and we were not able to replace the financing on similar terms or replace the downgraded securities with other eligible collateral, our liquidity could be materially and adversely affected. It may be difficult to secure replacement financing in the current credit markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information

     On April 29, 2008, we entered into supplemental change in control agreements with Robert B. Greenwood, Kevin J. Hanigan, Ronald D. Murff and certain other executive officers (the “Executive Officers”). The supplemental change in control agreements require the Executive Officer to sign a release of claims prior to the time of and as a condition to payment of benefits, and generally offer an additional one times the payment and benefits afforded in the existing change in control agreements entered into by the Executive Officers in July 2007, filed as Exhibit 10.11 to our Annual Report filed on Form 10-K on February 29, 2008 (together, the “Change in Control Agreements”). The benefits under the Change in Control Agreements, if any, are to be made to the Executive Officers following a termination of employment by us without “cause” or by the Executive Officer with “good reason” within the period beginning on April 29, 2008, and ending on December 28, 2009, or otherwise within 2 years following a “change in control” (as each term is defined in the Change in Control Agreements) or following the first public announcement of a potential change in control transaction, provided certain conditions are satisfied (as more fully set forth in the Change in Control Agreements).
     Generally, the Change in Control Agreements provide for an Executive Officer to receive (A) a lump sum payment equal to three (3) times the sum of (i) the Executive Officer’s highest annualized base salary during the three (3) year period immediately preceding the termination of employment; and (ii) the higher of Executive Officer’s annual target incentive bonus compensation for the year of the termination of employment or the largest annual incentive bonus paid to Executive Officer during the three (3) years preceding the year of the termination of employment, (B) group health and welfare coverage for the Executive Officer and his or her dependents for a period of three (3) years following the termination of employment, and (C) perquisites and imputed service credits. In addition, the Change in Control Agreements provide for the vesting of unvested or restricted equity awards and provide that under certain circumstances an Executive Officer may receive a tax reimbursement payment, which may be limited in amount.
     The Change in Control Agreements are incorporated by reference hereto as Exhibit 10.15, incorporated herein by reference and the substantive terms and conditions of which are representative of each Change in Control Agreement, except as noted on the schedule attached thereto. The foregoing description of the terms and conditions of the Change in Control Agreements is qualified in its entirety by the actual terms and conditions of the Change in Control Agreements as attached as Exhibit 10.15 to this Current Report.
     On April 29, 2008, we announced, in connection with our first quarter 2008 earnings release, that, because of our recent financial performance, we would conduct a reduction in force resulting in the termination of approximately 135 employees nationwide. Our nationwide headcount following these terminations will be approximately 2,500 employees. We expect we will complete this reduction in force by the end of the second quarter 2008 and will record costs of approximately $3 million before tax in second quarter 2008 in connection with this reduction in force. We estimate substantially all of the pre-tax costs associated with the reduction in force will result in future cash outlays. These reductions in force are expected to reduce our compensation and related expenses by approximately $8 million in fiscal year 2008 and $10 million per year thereafter.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
10.15	Supplemental Change in Control Agreement between the Registrant and each of its named executive officers.

31.1	Certification of Kenneth R. Dubuque pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Ronald D. Murff pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Kenneth R. Dubuque pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald D. Murff pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Financial Group Inc. (Registrant)

By:	/s/ Craig E. Gifford

Executive Vice President and Principal Accounting Officer
Date: April 29, 2008