Form 10-Q
period 2008-06-30
Guaranty Financial Group Inc.
filed 2008-08-11
CIK 1406081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-33661
Guaranty Financial Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2421034 (I.R.S. Employer Identification Number)
1300 MoPac Expressway South, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)
(512) 434-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address, and Former Fiscal Year,
if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of June 30, 2008
Common Stock (par value $1.00 per share)	44,630,751

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2008	2007
	(In millions)
ASSETS
Cash and cash equivalents	$184	$277
Restricted cash	79	107
Loans held for sale	1	16
Loans, net of allowance for losses of $250 at June 30, 2008 and $118 at December 31, 2007	9,995	9,928
Securities available-for-sale	1,357	1,882
Securities held-to-maturity	3,241	3,642
Investment in Federal Home Loan Bank stock	264	256
Property and equipment, net	235	233
Accounts, notes, and accrued interest receivable	81	97
Goodwill	144	144
Other intangible assets	24	26
Deferred income taxes	235	72
Other assets	191	116

TOTAL ASSETS	$16,031	$16,796

LIABILITIES AND EQUITY
Deposits	$9,160	$9,375
Federal Home Loan Bank borrowings	5,553	5,743
Other liabilities	142	125
Subordinated notes payable to trust	314	314
Subordinated debentures and other borrowings	76	101

TOTAL LIABILITIES	15,245	15,658

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25 million shares authorized, none issued	—	—
Common stock, par value $1 per share, 200 million shares authorized, 44.6 million shares at June 30, 2008 and 35.4 million shares at December 31, 2007 issued and outstanding	45	35
Additional paid-in-capital	934	902
Retained earnings	141	236
Accumulated other comprehensive loss, net	(334)	(35)

TOTAL STOCKHOLDERS’ EQUITY	786	1,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,031	$16,796

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except per share)
INTEREST INCOME
Loans and loans held for sale	$131	$175	$282	$346
Securities available-for-sale	28	10	55	18
Securities held-to-maturity	41	57	88	117
Federal Home Loan Bank stock dividends	2	3	5	7
Other earning assets	—	2	—	2

Total interest income	202	247	430	490

INTEREST EXPENSE
Deposits	(60)	(86)	(136)	(169)
Borrowed funds	(42)	(66)	(96)	(131)

Total interest expense	(102)	(152)	(232)	(300)

NET INTEREST INCOME	100	95	198	190
(Provision) credit for credit losses	(99)	—	(157)	2

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	1	95	41	192

NONINTEREST INCOME
Insurance commissions and fees	17	16	36	32
Service charges on deposits	15	13	28	25
Operating lease income	1	2	3	4
Other	8	7	16	16

Total noninterest income	41	38	83	77

NONINTEREST EXPENSE
Compensation and benefits	(48)	(43)	(99)	(91)
Occupancy	(9)	(7)	(17)	(13)
Information systems and technology	(4)	(4)	(9)	(7)
Charges related to asset impairments and severance	(3)	—	(3)	—
Other	(35)	(40)	(70)	(76)

Total noninterest expense	(99)	(94)	(198)	(187)

(LOSS) INCOME BEFORE TAXES	(57)	39	(74)	82
Income tax expense	(28)	(15)	(21)	(31)

NET (LOSS) INCOME	$(85)	$24	$(95)	$51

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(2.24)	n/a	$(2.59)	n/a
AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	38.0	n/a	36.8	n/a
Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited

	Six Months Ended June 30,
	2008	2007
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net (loss) income	$(95)	$51
Adjustments:
Depreciation and amortization	11	9
Depreciation of assets leased to others	3	3
Amortization of core deposit and other intangible assets	2	3
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	(2)	10
Provision (credit) for credit losses	157	(2)
Deferred income taxes	(2)	(6)
Changes in:
Loans held for sale	15	3
Other	(20)	(7)

	69	64

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	—	(425)
Principal payments and maturities	66	64
Securities held-to-maturity:
Purchases	—	(142)
Principal payments and maturities	396	790
Federal Home Loan Bank stock:
Purchases	(11)	—
Redemption	8	58
Loans originated or acquired, net of collections	(262)	125
Sale of loans	14	22
Capital expenditures	(13)	(23)
Other	8	(3)

	206	466

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	(215)	46
Repurchase agreements and short-term borrowings, net	(112)	(60)
Payments of long-term Federal Home Loan Bank and other borrowings	(78)	(434)
Issuance of subordinated notes payable to trust	—	172
Redemption of preferred stock issued by subsidiaries	—	(305)
Proceeds from sale of common stock	38	—
Dividends paid to Temple-Inland Inc.	—	(35)
Other	(1)	—

	(368)	(616)

Net decrease in cash and cash equivalents	(93)	(86)
Cash and cash equivalents at beginning of period	277	372

Cash and cash equivalents at end of period	$184	$286

Interest paid	$228	$303

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

					Accumulated
					Other
	Common		Additional		Comprehensive	Total
	Shares		Paid-in	Retained	(Loss) Income,	Stockholders’
	Outstanding	Common Stock	Capital	Earnings	net	Equity
	(In millions)

Balance at December 31, 2007	35	$35	$902	$236	$(35)	$1,138
Net loss — first quarter 2008	—	—	—	(10)	—	(10)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	—	—	—	(365)	(365)
Associated deferred taxes	—	—	—	—	128	128

Comprehensive loss for three months ended March 31, 2008						(247)
Share-based compensation, share-settled awards	—	—	2	—	—	2
Issuance of shares upon vesting of restricted stock units	—	—	(1)	—	—	(1)
Restricted stock grants	2	2	(2)	—	—	—

Balance at March 31, 2008	37	$37	$901	$226	$(272)	$892
Net loss — second quarter 2008	—	—	—	(85)	—	(85)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	—	—	—	(94)	(94)
Associated deferred taxes	—	—	—	—	32	32

Comprehensive loss for three months ended June 30, 2008						(147)
Sale of common stock	8	8	30	—	—	38
Share-based compensation, share-settled awards	—	—	3	—	—	3

Balance at June 30, 2008	45	$45	$934	$141	$(334)	$786

Comprehensive loss for six months ended June 30, 2008						$(394)

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
        Basis of Presentation
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission requirements for interim financial statements. As a result, we do not include all the information and disclosures required by GAAP for complete financial statements. However, in our opinion, we have included all adjustments considered necessary for a fair presentation. Our interim operating results are not necessarily indicative of the results that may be expected for the entire year. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include our allowance for credit losses, valuation of mortgage-backed securities and assessment of whether any impairment is other-than-temporary, ability to realize deferred tax assets, and our assessments of goodwill and other intangible assets for impairment. For further information, please read the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
        New Accounting Pronouncements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measures and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities. We have not elected the fair value option for any financial instruments. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on our financial statements. For more information about the fair value of our financial instruments, see Note 13.
        Pending Accounting Pronouncements
     SFAS No. 141 (revised 2007), Business Combinations — This new standard retains the acquisition (purchase) method of accounting of SFAS No. 141, establishes the acquisition date as the date the acquirer achieves control, and requires assets acquired and liabilities assumed be measured at their fair values at that date. One implication of SFAS No. 141 to financial institutions is historical allowance for loan losses of the acquired entity will not be recorded by the acquiror; rather, the acquiror will record the loans at fair value, which will be reduced by the fair value of the credit risk inherent in those loans. SFAS No. 141 will be effective for us beginning January 1, 2009.
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

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 2 — Loans
     Loans consist of:

	June 30,	December 31,
	2008	2007
	(In millions)

Single-family mortgage	$1,485	$1,672
Single-family mortgage warehouse	971	695
Single-family construction (homebuilders)	1,223	1,510
Multifamily and senior housing	1,877	1,541
Commercial real estate	1,774	1,674
Commercial and business	1,384	1,340
Energy	1,334	1,470
Consumer and other	197	144

Total loans	10,245	10,046
Less allowance for loan losses	(250)	(118)

Loans, net	$9,995	$9,928

     Our single-family mortgage loans include $407 million at June 30, 2008, and $502 million at December 31, 2007, of adjustable-rate mortgages that have various monthly payment options (“Option ARMs”). We collected a net of $1 million of previously deferred interest on Option ARMs in second quarter 2008 and $3 million in first six months 2008. We recognized and added to the principal balance of Option ARMs $1 million in interest income in second quarter 2007 and $3 million in first six months 2007. Cumulative deferred unpaid interest on Option ARMs was $19 million at June 30, 2008 and $22 million at December 31, 2007.
     At June 30, 2008, we had $3.8 billion of unfunded commitments related to outstanding loans and $280 million in commitments to originate loans. At June 30, 2008, we had outstanding standby letters of credit totaling $338 million, which represent our obligation to guarantee payment of other entities’ specified financial obligations or to make payments based on any failure by them to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain, but we have not historically been required to fund a significant amount of letters of credit. At June 30, 2008, we did not have a significant amount of deferred fees related to letters of credit.
     At June 30, 2008, we had $1.1 billion of real estate construction loans and $421 million of unfunded loan commitments to single-asset commercial real estate construction entities we believe meet the definition of a variable interest entity. Our involvement is as a lender in the customary form and we do not bear or benefit from the majority of the variability in cash flow or fair value of each entity’s assets.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Activity in the allowance for credit losses was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Allowance for loan losses:
Balance at beginning of period	$172	$71	$118	$65
Provision (credit) for loan losses	97	—	153	(2)
Charge-offs	(20)	(2)	(23)	(3)
Recoveries	1	3	2	12

Balance at end of period	250	72	250	72

Unfunded credit commitments:
Balance at beginning of period	9	7	7	7
Provision for commitment-related credit losses	2	—	4	—

Balance at end of period	11	7	11	7

Combined allowances for credit losses at end of period	$261	$79	$261	$79

Provision (credit) for:
Loan losses	$97	$—	$153	$(2)
Commitment-related credit losses	2	—	4	—

Combined provision (credit) for credit losses	$99	$—	$157	$(2)

     Information about the unpaid principal balance of past due, nonaccrual, restructured, and impaired loans follows:

	June 30,	December 31,
	2008	2007
	(In millions)
Accruing loans past due 90 days or more	$5	$6
Recorded investment in nonaccrual loans	364	166
Restructured troubled loans included in nonaccrual loans	1	1
Impaired loans included in nonaccrual loans	245	118
Allowance for loan losses on impaired loans	104	20
Performing restructured troubled loans	3	—
     Our nonaccrual loans at June 30, 2008 include $233 million of single-family construction (homebuilder) loans and $97 million of single-family mortgage loans. We did not recognize a significant amount of interest income on impaired loans in the first six months 2008 or 2007. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was $6 million in second quarter 2008, $11 million in first six months 2008 and was not significant in second quarter 2007 or first six months 2007.
     Foreclosed assets were $42 million at June 30, 2008 and $13 million at December 31, 2007. We expect foreclosed assets to increase significantly in third quarter 2008.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 3 — Securities
     Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	(In millions)
At June 30, 2008:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$12	$—	$—	$12
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	507	4	(3)	508
Non-agency	1,347	—	(514)	833

	1,866	4	(517)	1,353
Equity securities	4	—	—	4

	$1,870	$4	$(517)	$1,357

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$50	$—	$(1)	$49
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	908	6	(1)	913
Non-agency	2,283	—	(902)	1,381

	$3,241	$6	$(904)	$2,343

At December 31, 2007:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$14	$—	$—	$14
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	552	4	(4)	552
Non-agency	1,366	—	(54)	1,312

	1,932	4	(58)	1,878
Equity securities	4	—	—	4

	$1,936	$4	$(58)	$1,882

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$57	$—	$—	$57
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,172	4	(3)	1,173
Non-agency	2,413	1	(213)	2,201

	$3,642	$5	$(216)	$3,431

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     A significant amount of the mortgage-backed securities we own have Option ARMs as the underlying assets. None of the securities include sub-prime loans as underlying assets. The amortized cost at June 30, 2008 of securities in our portfolio with Option ARMs as the underlying assets was $4.0 billion. Of these, $540 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and the remaining $3.5 billion are senior or senior-support tranches issued by non-agency institutions.
     As of June 30, 2008, all of the non-agency securities we own carried AAA ratings by two different nationally recognized securities rating organizations. Subsequent to second quarter end, one rating organization downgraded one of the non-agency securities, which had an amortized cost of $56 million at June 30, 2008, to single-A. Additionally, nine other non-agency securities we own, with a cumulative amortized cost of $1.0 billion, have been placed on “negative watch” status by one or both of those rating organizations.
     We consider all of the unrealized losses on the securities we own to be temporary because:
•	The securities cannot be settled at maturity or through prepayment in a way precluding recovery of substantially all of our recorded investment. We do not have significant purchase premiums on the securities.

•	We have no specific plans to sell these securities and we have the ability and intent to hold them until repayment.

•	We believe, based on our current estimates of cash flows on the securities, we will receive all stated interest and principal. Each of the non-agency securities is credit-enhanced by subordinate tranches not owned by us, which will absorb credit losses of the underlying loans until those tranches are depleted. We currently estimate the credit losses on the underlying loans will not exceed those subordinate tranches and, therefore, our securities will not incur credit losses.
     See Note 13 for disclosures about our fair value estimates.
Note 4 — Deposits
     Deposits consist of:

	June 30,	December 31,
	2008	2007
	(In millions)

Noninterest-bearing demand	$566	$779
Interest-bearing demand	4,058	3,648
Savings deposits	179	172
Certificates of deposit	4,357	4,776

	$9,160	$9,375

     Approximately $1.9 billion (21%) of our deposits at June 30, 2008 were above the federal deposit insurance limits, of which $1.6 billion were transaction accounts and $300 million were certificates of deposit.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 5 — Borrowings
     Information about our short-term (original maturities of 12 months or less) and long-term (original maturities greater than 12 months) Federal Home Loan Bank (“FHLB”) borrowings and other borrowings follows:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in millions)

Short-term FHLB borrowings	$4,837	2.2%	$4,949	4.3%
Long-term FHLB borrowings	716	4.3%	794	4.2%
Subordinated notes payable to trust	314	4.5%	314	7.2%
Subordinated debentures and other borrowings	76	5.9%	101	8.5%
     In second quarter 2008, we redeemed $25 million of our subordinated debentures using restricted cash we had placed on deposit with the trustee for the debentures in 2007.
     Interest expense on borrowings consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Short-term FHLB borrowings	$28	$48	$67	$93
Long-term FHLB borrowings	8	8	16	18
Subordinated notes payable to trust	4	5	9	8
Subordinated debentures and other borrowings	2	3	4	5
Preferred stock issued by subsidiaries	—	2	—	7

	$42	$66	$96	$131

     At June 30, 2008, $11 billion in principal balance of our loans and securities were pledged as collateral for FHLB borrowings.
     Subsequent to June 30, 2008, we terminated our revolving credit facility. We had not drawn any amounts under the revolving credit facility.
Note 6 — (Loss) Earnings Per Share
     We compute (loss) earnings per share by dividing net (loss) income by the weighted average shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except per share)

Net (loss) income	$(85)	$24	$(95)	$51
Weighted average shares outstanding — basic and diluted	38.0	n/a	36.8	n/a

(Loss) earnings per common share — basic and diluted	$(2.24)	n/a	$(2.59)	n/a
     We have not included outstanding option awards or unvested restricted stock in our diluted weighted average shares outstanding calculations for 2008 because those items would have been anti-dilutive as a result of our net loss. Because our stock was not distributed by Temple-Inland Inc. until December 28, 2007, we do not present earnings per share under GAAP for 2007. Had our stock been outstanding in second quarter 2007 and first six months 2007 in the amount distributed by Temple-Inland Inc., basic earnings per share would have been $0.68 and $1.44 (proforma).

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     At June 30, 2008, Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees held 82 thousand stock-settled units on our stock. The following information summarizes outstanding stock option awards on our stock held by Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees at June 30, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current
		Exercise Price	Contractual	Value Less
	Shares	Per Share	Term	Exercise Price)
	(In thousands)		(In years)	(In millions)

Outstanding	1,609	$12	5	$—
Exercisable	1,278	11	5	—
Note 7 — Income Taxes
     A reconciliation of the federal statutory rate to our effective income tax rate follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Federal statutory rate	35%	35%	35%	35%
State taxes, net of federal benefit	(2)%	3%	—	3%
Valuation allowance on deferred tax assets	(80)%	—	(62)%	—
Other	(2)%	—	(1)%	—

	(49)%	38%	(28)%	38%

     We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by authorities for years before 2004. Because of timing differences between when expenses are recognized under GAAP and when items become deductible on our tax returns, we may pay taxes in a period in which we report a net loss under GAAP.
     Significant components of our deferred taxes are:

	June 30,	December 31,
	2008	2007
	(In millions)
Deferred tax assets:
Allowance for loan losses	$85	$41
Unrealized losses on available-for-sale securities	179	19
Other	47	39

	311	99

Deferred tax liabilities:
Investment in FHLB stock	(19)	(18)
Other	(11)	(9)

	(30)	(27)

Net deferred tax asset before valuation allowance	281	72
Valuation allowance	(46)	—

Net deferred tax asset	$235	$72

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not we will be able to realize the deferred tax assets. The terms of our separation agreements with Temple-Inland Inc. prohibit us from carrying back any net operating tax losses to periods prior to 2008. Therefore, our ability to realize deferred tax assets depends upon our tax planning strategies, including holding available-for-sale securities to maturity, and our generation of taxable income in periods after 2007. We consider deferred tax assets related to the unrealized losses on available-for-sale mortgage-backed securities more likely than not to be realized because we expect the temporary differences to reverse without resulting in tax losses. We currently believe it is more likely than not we will realize $86 million of the other deferred tax assets. As a result, we recorded a $46 million valuation allowance in second quarter 2008.
Note 8 — Litigation
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe the outcome

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
of any of these proceedings will have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, charges related to these matters could be significant to our results or cash flow in any one period.
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

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

					Treasury,
	Commercial	Retail	Insurance	Mortgage	Corporate
	Banking	Banking	Agency	Banking	and Other		Total
	(In millions)
For the Three Months Ended June 30, 2008:
Net interest income	$68	$20	$—	$—	$12		$100
(Provision) credit for credit losses	(86)	(1)	—	—	(12)		(99)
Noninterest income	7	15	17	—	2		41
Revenues from other segments	—	4	—	—	(4)		—
Noninterest expense	(19)	(55)	(16)	(1)	(8	)(a)	(99)

Segment operating income/(loss) before taxes	$(30)	$(17)	$1	$(1)	$(10)		$(57)
Average assets	$10,287	$647	$89	$31	$5,309		$16,363
Goodwill	—	106	38	—	—		144
Depreciation and amortization	2	4	—	—	1		7
Capital expenditures	—	4	—	—	1		5
For the Three Months Ended June 30, 2007:
Net interest income	$69	$30	$—	$—	$(4)		$95
(Provision) credit for credit losses	(1)	(1)	—	—	2		—
Noninterest income	8	14	16	—	—		38
Revenues from other segments	—	2	—	—	(2)		—
Noninterest expense	(18)	(53)	(14)	(7)	(2	)(a)	(94)

Segment operating income/(loss) before taxes	$58	$(8)	$2	$(7)	$(6)		$39
Average assets	$9,656	$609	$94	$47	$5,387		$15,793
Goodwill	—	107	34	—	—		141
Depreciation and amortization	2	3	—	—	3		8
Capital expenditures	3	2	1	—	4		10

For the Six Months Ended June 30, 2008:
Net interest income	$137	$41	$—	$—	$20		$198
(Provision) credit for credit losses	(138)	(2)	—	—	(17)		(157)
Noninterest income	14	30	36	—	3		83
Revenues from other segments	—	8	—	—	(8)		—
Noninterest expense	(37)	(114)	(34)	(2)	(11	)(a)	(198)

Segment operating income/(loss) before taxes	$(24)	$(37)	$2	$(2)	$(13)		$(74)
Average assets	$10,139	$634	$89	$32	$5,529		$16,423
Goodwill	—	106	38	—	—		144
Depreciation and amortization	4	9	1	—	2		16
Capital expenditures	1	10	—	—	2		13
For the Six Months Ended June 30, 2007:
Net interest income	$138	$60	$—	$—	$(8)		$190
(Provision) credit for credit losses	2	(1)	—	—	1		2
Noninterest income	17	28	32	—	—		77
Revenues from other segments	—	4	—	—	(4)		—
Noninterest expense	(36)	(106)	(28)	(8)	(9	)(a)	(187)

Segment operating income/(loss) before taxes	$121	$(15)	$4	$(8)	$(20)		$82
Average assets	$9,607	$606	$93	$48	$5,372		$15,726
Goodwill	—	107	34	—	—		141
Depreciation and amortization	4	7	1	—	3		15
Capital expenditures	3	15	1	—	4		23

(a)	Includes unallocated expenses of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Share-based compensation	$(3)	$(1)	$(4)	$(4)
Charges related to asset impairments and severance	(3)	—	(3)	—
Expenses allocated to us by Temple-Inland Inc. but not directly attributable to us	—	(2)	—	(5)
Other	(2)	1	(4)	—

	$(8)	$(2)	$(11)	$(9)

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 10 — Noninterest Expense
     We expensed $3 million, and paid $2 million, in severance in second quarter 2008 related to a reduction-in-force.
     Other noninterest expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Advertising and promotional	$4	$3	$11	$7
Furniture, fixtures, and equipment	5	4	11	8
Professional services	5	2	8	4
Travel and other employee costs	4	3	6	5
Postage, printing, and supplies	2	2	4	4
Litigation charge	—	5	—	5
Depreciation of assets leased to others	2	1	3	3
Other	13	13	27	25
Shared services allocation from Temple-Inland Inc.	—	7	—	15

	$35	$40	$70	$76

Note 11 — Share-Based Compensation
     We have stockholder approved share-based compensation plans permitting awards to key employees and non-employee directors of stock-based awards, including restricted stock and options to purchase shares of our common stock. We generally grant awards annually in February.
     Share-based compensation expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Restricted stock	$3	$(1)	$4	$—
Cash-settled awards	—	1	(1)	2
Stock options	—	1	1	2

	$3	$1	$4	$4

     Cash-settled award compensation expense is dependent on the price of the underlying shares and can vary significantly. The fair value, and related compensation expense, of restricted stock and stock options are determined at the date of grant and do not typically change for subsequent changes in share price.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Cash-settled awards
     A summary of cash-settled awards outstanding to our employees at June 30, 2008 follows:

	Equivalent	Aggregate
	Shares	Current Value
	(In thousands)	(In millions)

Awards indexed to Guaranty stock	81	$—
Awards indexed to Temple-Inland Inc. stock	244	3
Awards indexed to Forestar Real Estate Group Inc. stock	81	2

		$5

Restricted stock and stock-settled units
     During first quarter 2008, we granted 1.6 million shares of restricted stock to our directors and employees, valued at $23 million at the date of grant. We recognize the value of shares granted to employees in expense over vesting periods ranging from three to four years. Shares granted to directors are immediately vested and we include them in expense at the grant date. Certain of the awards contain performance conditions, which we currently estimate will be achieved for purposes of determining compensation expense. During second quarter 2008, we granted 56 thousand shares of restricted stock units, valued at less than $1 million, to our directors as compensation for meeting attendance, in lieu of cash compensation for those meetings.
     The following information summarizes outstanding restricted stock awards on our stock held by our directors and employees at June 30, 2008:

		Aggregate
	Shares	Current Value
	(In thousands)	(In millions)

Outstanding at December 31, 2007	26
Granted	1,647
Cancelled	(22)

Outstanding at March 31, 2008	1,651
Granted	56
Cancelled	(36)

Outstanding at June 30, 2008	1,671	$9

Stock Options
     The following information summarizes outstanding stock option awards held by our directors and employees at June 30, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	Per Share	Term	Price)
	(In thousands)		(In years)	(In millions)

Outstanding on Guaranty stock	313	$14	6	$—
Outstanding on Temple-Inland Inc. stock	947	17	6	1
Outstanding on Forestar Real Estate Group Inc. stock	310	22	6	1

				$2

Exercisable on Guaranty stock	201	$12	6	$—
Exercisable on Temple-Inland Inc. stock	610	14	5	1
Exercisable on Forestar Real Estate Group Inc. stock	198	18	6	1

				$2

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 12 — Benefit Plans
     We recorded $2 million in expense in second quarter 2008 and $4 million in expense in first six months 2008 for contributions to our 401(k) plan.
Note 13 — Fair Value of Financial Instruments
     The carrying value and estimated fair value of financial instruments not carried at fair value in our balance sheet were as follows:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
Financial assets
Loans, net	$9,995	$9,722	$9,928	$9,940
Mortgage-backed securities held-to-maturity:
U.S. Government and U.S. Government Sponsored Enterprises	958	962	1,229	1,230
Non-agency:
Internally valued	2,116	1,217	2,214	2,002
Market quotes	167	164	199	199

	3,241	2,343	3,642	3,431
Financial liabilities
Deposits	$9,160	$9,168	$9,375	$9,381
Federal Home Loan Bank borrowings	5,553	5,562	5,743	5,747
Subordinated notes payable to trust	314	277	314	277
Subordinated debentures and other borrowings	76	76	101	101

Other off-balance sheet instruments
Commitments to extend credit	$(11)	$(11)	$(7)	$(7)
     SFAS No. 157 establishes a hierarchy of fair value determination methods reflecting the observability of the information underlying the determination:
•	Level 1 is observable prices in active markets.

•	Level 2 is observable prices in less than active markets or for different, but similar products, or valuation methodologies using observable data.

•	Level 3 is valuation methodologies using data not observable in the markets.
     Very little actual trading is occurring in non-agency securities and we have little visibility of actual trading prices. We estimate the fair value of the non-agency securities we own using internal valuation techniques, and incorporate sample market value estimates from securities dealers and other third-party information in applying those techniques. Securities dealer market value estimates for these types of securities are generally accompanied by statements that the estimates do not necessarily reflect actual market transactions, and other disclaimers. As a result, we consider our fair value estimates for non-agency securities to be Level 3. The estimated market values of the non-agency securities we own would result in yields to maturity from 15% to 38% based on our estimates of expected future cash flows on those securities.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The fair value of financial instruments measured at fair value on a recurring basis, categorized in terms of SFAS No. 157 valuation criteria, at June 30, 2008 follows:

	Level 1	Level 3	Total
	(In millions)
Available-for-sale securities:
U.S. Government and U.S. Government Sponsored Enterprises mortgage-backed securities	$520	$—	$520
Non-agency mortgage-backed securities	—	833	833
Equity securities	—	4	4

	$520	$837	$1,357

     Changes in the fair value of financial instruments measured at fair value on a recurring basis using Level 3 information are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(In millions)

Recorded amount at beginning of the period	$942	$1,316
Change in unrealized losses for the period included in other comprehensive loss	(94)	(459)
Principal payments	(11)	(20)

Recorded amount at end of period	$837	$837

     We measure certain assets at fair value on a nonrecurring basis. Fair value measurement for those assets usually results from asset impairment or lower-of-cost-or-market accounting. The fair value of assets measured at fair value on a nonrecurring basis, categorized in terms of SFAS No. 157 valuation criteria, at June 30, 2008 follows:

Level 2
(In millions)

Impaired loans	$141
Foreclosed assets	42

$183

Note 14 — Transactions with Temple-Inland Inc.
     A summary of transactions with Temple-Inland Inc. during 2007 when it was a related party (we do not consider Temple-Inland Inc. to be a related party following our spin-off), all of which were allocated expenses, follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	(In millions)

Information technology support	$4	$8
Legal, human resources, and other administrative costs	1	3
Accounting, finance, and other	2	4
Share-based compensation (included in compensation expense)	1	4

	$8	$19

     We charge Temple-Inland Inc. for rent, taxes, insurance, and utilities in accordance with the terms of an operating lease agreement, and for insurance management services. During second quarter 2007, we billed Temple-Inland Inc. $2 million for these services and $4 million in first six months 2007.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 15 — Subsequent Events
Capital Raising Activities
     In second quarter 2008, we entered into agreements to sell 6.2 million shares of our authorized convertible preferred stock and $275 million par value of subordinated debt of Guaranty Bank for aggregate proceeds of $562 million, before deduction of $23 million in offering costs. Issuance of the convertible preferred stock and subordinated debt was subject to regulatory approvals, which we obtained subsequent to June 30, 2008. In July 2008, we issued the convertible preferred stock and subordinated debt to the investors. We used the proceeds to repay FHLB borrowings. Substantially all of the net proceeds will qualify as regulatory capital for Guaranty Bank. Including the proceeds from these transactions, our proforma regulatory capital ratios at June 30, 2008 would have been approximately 9.49% Tier 1 (Core) Leverage Ratio and 14.62% Total Risk-Based Ratio.
     The convertible preferred stock is convertible to our common stock at an initial conversion price of one common share for each $5.17 of stated value (10 shares of common stock for each share of convertible preferred stock), and conversion is mandatory upon approval by our stockholders. Until converted, the convertible preferred stock accrues dividends at a rate of 14% per year, which, if unpaid at time of conversion, are mandatorily converted to common stock at the same conversion price as the convertible preferred stock. The conversion price decreases by $.50 (resulting in additional common shares for each share of convertible preferred stock) subject to a minimum conversion price of $3.00 per share, and the dividend rate increases 2% (subject to a maximum rate of 18% per year) every 6 months after November 2008 if our stockholders do not approve the conversion. We expect to seek stockholder approval prior to November 2008. If the convertible preferred stock had been outstanding during the entire second quarter 2008 and been dilutive to our per share results, it would have increased our weighted average diluted shares by 62 million.
     The subordinated debt accrues interest at 12% per year and has a 10 year maturity. We are entitled to call the subordinated debt after five years.
     In second quarter 2008, we entered into an Investment Agreement with TRT Financial Holdings, LLC under which TRT Financial Holdings, LLC purchased approximately 7.4 million shares of our common stock for $38 million. Under the terms of the Investment Agreement, 120 days following the closing of the Investment Agreement, TRT Financial Holdings, LLC will purchase a number of shares of a series of convertible preferred stock, with similar terms and attributes as the preferred stock above, such that TRT Financial Holdings, LLC will beneficially own 19.9% of our total outstanding common stock, assuming full conversion of the preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “project,” “expect,” and similar expressions, including references to assumptions or our plans and goals. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	demand for new housing;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	costs or difficulties related to transitioning as a stand-alone public company following our spin-off from Temple-Inland Inc. in December 2007;

•	inability to realize elements of our strategic plans;

•	changes in the interest rate environment that expand or reduce margins or adversely affect critical estimates and projected returns on investments;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values, or oil and gas prices, either nationally or regionally;

•	natural disasters in primary market areas that may result in prolonged business disruption or impair the value of collateral securing loans;

•	assumptions and estimates underlying critical accounting policies, particularly allowance for credit losses, mortgage-backed securities valuation and impairment assessments, ability to realize deferred tax assets, and goodwill and other intangible impairment assessments, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk, that may yield results other than those anticipated;

•	a significant change in the rate of inflation or deflation;

•	changes in the securities markets;

•	the ability to complete any merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of any merger, acquisition or divestiture; and the success of our business following any merger, acquisition or divestiture;

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business and any related actions for indemnification made pursuant to the various agreements with Temple-Inland Inc. and Forestar Real Estate Group Inc.;

•	the ability to maintain capital ratios acceptable to the Office of Thrift Supervision; and

•	changes in the value of real estate securing our loans.
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

Selected Ratios and Other Data (unaudited)

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2007	2007	2008	2007
	(Dollars in millions, except per share)
For the period:
Net interest income	$100	$98	$102	$99	$95	$198	$190
(Provision) credit for credit losses	(99)	(58)	(33)	(19)	—	(157)	2
Net (loss) income	(85)	(10)	6	21	24	(95)	51
Net (charge-offs) recoveries	(19)	(2)	(6)	—	1	(21)	9
Return on average assets	(2.08)%	(0.24)%	0.15%	0.53%	0.61%	(1.16)%	0.65%
Return on average stockholders’ equity	(37.12)%	(3.65)%	2.28%	8.06%	9.38%	(18.43)%	9.94%
Net interest margin	2.54%	2.49%	2.59%	2.65%	2.55%	2.51%	2.55%

Period-end:
Loans, net	$9,995	$10,099	$9,928	$9,561	$9,470
Non-performing assets	406	284	179	130	36
Non-performing assets ratio	3.95%	2.76%	1.78%	1.35%	0.38%

Capital/Equity (actual):
Guaranty Bank tier 1 leverage ratio	7.63%	7.58%	7.74%	7.79%	8.07%
Guaranty Bank tier 1 risk-based ratio	9.36%	9.38%	9.63%	9.94%	10.00%
Guaranty Bank total risk-based capital ratio	10.60%	10.61%	10.54%	10.68%	10.61%
Tangible equity/tangible assets	3.90%	4.45%	5.82%	5.36%	5.60%
Tangible equity/per common share	$13.85	$19.38	$27.36	n/a	n/a

Capital/Equity (proforma)(1):
Guaranty Bank tier 1 leverage ratio	9.49%	n/a	n/a	n/a	n/a
Guaranty Bank tier 1 risk-based ratio	11.64%	n/a	n/a	n/a	n/a
Guaranty Bank total risk-based capital ratio	14.62%	n/a	n/a	n/a	n/a
Tangible equity/tangible assets	5.86%
Tangible equity/per common share	$8.74	n/a	n/a	n/a	n/a

Credit reserves:
Allowance for loan losses	$250	$172	$118	$91	$72
Allowance for loan losses to total loans	2.44%	1.67%	1.17%	0.94%	0.75%
Allowance for loan losses to non-performing loans	69%	66%	71%	75%	248%

Total deposits	$9,160	$9,248	$9,375	$9,376	$9,532
Average interest-bearing deposits	8,405	8,588	8,609	8,794	8,777	$8,496	$8,704
Total branches	162	158	158	159	156

(1)	Proforma capital/equity ratios at June 30, 2008 reflect the effect we anticipate of the proceeds from our issuance of mandatorily convertible preferred stock and subordinated debt in July 2008, and present those amounts as if the preferred stock had been converted to common stock.
Current Market Conditions
     Current conditions in the credit markets are difficult and volatile. Liquidity for non-agency investment securities is virtually non-existent, and there is a lack of price transparency for many securitized assets. As a result, credit availability for many potential borrowers has been dramatically reduced. In addition, and partly as a result, current conditions in residential housing markets are poor and worsening. In many markets there is an oversupply of housing, including significant increases in foreclosed properties being marketed, and decreasing demand. Homebuilders have found it difficult to sell new homes and many local and regional homebuilders are facing severe liquidity challenges resulting in their inability to complete land development projects and homes under construction. Declining economic conditions are increasing the number of homeowners unable to make required payments on loans, and declining values in many markets have made it difficult for borrowers to refinance when variable rate loan payments exceed their ability to service the loans.

     These conditions have negatively affected our investment securities and loan portfolios, particularly non-agency mortgage-backed securities, loans to homebuilders, and single-family mortgage loans. At June 30, 2008, the estimated fair value of the non-agency securities we own was below amortized cost by approximately $1.4 billion, or 39%. At June 30, 2008, we categorized 19% of our loans to homebuilders and 7% of our single-family mortgage loans as non-performing. As a result, we recorded $99 million in provision for credit losses in second quarter 2008 and $157 million for first six months 2008.
     We expect these market conditions will continue throughout 2008.
Analysis of Second Quarter 2008 and 2007
Performance Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Return on assets (net (loss) income divided by average total assets)	(2.08)%	0.61%	(1.16)%	0.65%
Return on equity (net (loss) income divided by average stockholders’ equity)	(37.12)%	9.38%	(18.43)%	9.94%
Dividend payout ratio (dividends declared divided by net income)	—	146%	—	69%
Equity to asset ratio (average stockholders’ equity divided by average assets)	5.60%	6.48%	6.28%	6.52%
Net interest margin (net interest income divided by average earning assets)	2.54%	2.55%	2.51%	2.55%
     Significant aspects of our results of operations for second quarter 2008 follow:
•	Net loss was $85 million, a decline of $109 million from second quarter 2007, primarily a result of credit loss provisions and a deferred income tax asset valuation allowance.

•	Net interest income increased 5% compared to second quarter 2007. Net interest margin was approximately the same as second quarter 2007, with decreases in lower-margin single-family mortgage loans and mortgage-backed securities offsetting an increase in nonaccrual loans.

•	We recorded $99 million in credit loss provisions compared to an insignificant net provision expense in second quarter 2007. Approximately half of the second quarter 2008 provision for credit loss related to homebuilder loans, with the majority of the remainder related to single-family mortgage loans and an energy loan.

•	We recorded a $46 million valuation allowance against deferred tax assets, principally associated with allowances for credit losses, because of uncertainty regarding our ability to realize those assets.

•	We recorded $3 million in severance costs related to a 135 person reduction-in-force.

Results of Operations
     Net Interest Income
     Our net interest income increased because of an increase in earning assets, principally loans. Our commercial and business and commercial real estate portfolios continued to increase, while our single-family mortgage and homebuilder portfolios declined in balance. Additionally, in second quarter 2008, we recovered $1 million in interest income on a mortgage-backed security which the trustee had previously misallocated to other security holders.
     Our net interest margin of 2.54% in second quarter 2008 was essentially unchanged from 2.55% in second quarter 2007. Non-performing loans increased from $29 million at June 30, 2007 to $364 million at June 30, 2008. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was $6 million in second quarter 2008 and was not significant in second quarter 2007. However, the negative net interest margin effect of the increased non-performing loans was offset by improved margins on deposits as a result of declining market rates.
     As we are currently positioned, if interest rates remain relatively stable, it is likely our net interest margin will remain near its current level. However, if interest rates decrease, our net interest margin is likely to decline. Please read Item 3. Quantitative and Qualitative Disclosure about Market Risk for further quantitative information about the sensitivity of our earnings to potential changes in interest rates.
     Average balances, interest income and expense, and rates by major balance sheet categories were:

	Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)
ASSETS
Cash equivalents	$82	$—	2.27%	$79	$2	5.08%
Loans held for sale	1	—	—	19	—	7.31%
Loans	10,332	131	5.09%	9,573	175	7.32%
Securities	5,187	69	5.26%	5,024	67	5.31%
Investments in Federal Home Loan Bank stock	259	2	3.07%	208	3	5.61%

Total earning assets	15,861	$202	5.10%	14,903	$247	6.61%
Unrealized (losses) gains on available-for-sale securities	(405)			1
Other assets	907			889

Total assets	$16,363			$15,793

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,817	$18	1.88%	$3,699	$26	2.81%
Savings deposits	178	1	0.78%	190	1	0.72%
Certificates of deposit	4,410	41	3.75%	4,888	59	4.87%

Total interest-bearing deposits	8,405	60	2.84%	8,777	86	3.91%

Short-term Federal Home Loan Bank borrowings	5,112	28	2.22%	3,645	48	5.27%
Long-term Federal Home Loan Bank borrowings	735	8	4.27%	934	8	3.51%
Subordinated notes payable to trust	314	4	4.54%	315	5	7.04%
Subordinated debentures and other borrowings	100	2	8.15%	105	3	8.34%
Preferred stock issued by subsidiaries	—	—	—	74	2	8.01%

Total borrowings	6,261	42	2.67%	5,073	66	5.16%

Total interest-bearing liabilities	14,666	$102	2.77%	13,850	$152	4.37%

Interest rate spread			2.33%			2.24%
Noninterest-bearing demand deposits	641			703
Other liabilities	140			217
Stockholders’ equity	916			1,023

Total liabilities and stockholders’ equity	$16,363			$15,793

Impact of noninterest-bearing funds			0.21%			0.31%

Net interest income/margin		$100	2.54%		$95	2.55%

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)
ASSETS
Cash equivalents	$73	$—	2.74%	$86	$2	5.06%
Loans held for sale	5	—	3.49%	20	—	7.47%
Loans	10,147	282	5.56%	9,514	346	7.27%
Securities	5,306	143	5.38%	5,062	135	5.32%
Investments in Federal Home Loan Bank stock	255	5	3.66%	217	7	5.94%

Total earning assets	15,786	$430	5.45%	14,899	$490	6.57%
Unrealized (losses) gains on available-for-sale securities	(231)			1
Other assets	868			826

Total assets	$16,423			$15,726

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,745	$40	2.15%	$3,585	$49	2.75%
Savings deposits	176	1	0.75%	191	1	0.71%
Certificates of deposit	4,575	95	4.16%	4,928	119	4.83%

Total interest-bearing deposits	8,496	136	3.20%	8,704	169	3.88%

Short-term Federal Home Loan Bank borrowings	4,922	67	2.72%	3,543	93	5.24%
Long-term Federal Home Loan Bank borrowings	757	16	4.23%	1,015	18	3.56%
Subordinated notes payable to trust	314	9	5.44%	238	8	6.85%
Subordinated debentures and other borrowings	104	4	8.32%	106	5	8.23%
Preferred stock issued by subsidiaries	—	—	—	191	7	7.30%

Total borrowings	6,097	96	3.14%	5,093	131	5.12%

Total interest-bearing liabilities	14,593	$232	3.18%	13,797	$300	4.34%

Interest rate spread			2.27%			2.23%
Noninterest-bearing demand deposits	657			712
Other liabilities	142			191
Stockholders’ equity	1,031			1,026

Total liabilities and stockholders’ equity	$16,423			$15,726

Impact of noninterest-bearing funds			0.24%			0.32%

Net interest income/margin		$198	2.51%		$190	2.55%

     The majority of our earning assets are variable rate. Decreases in the rates earned on our assets in second quarter 2008 compared to second quarter 2007 are principally a result of decreases in short-term market interest rates. These market rate decreases also decreased the rates we paid on our deposit liabilities and borrowings.
Provision for Credit Losses
     We recorded $99 million in provision for credit losses in second quarter 2008 compared to an insignificant net provision expense in second quarter 2007. We recorded $157 million in provision for credit losses in first six months 2008 compared to $2 million credit provision in first six months 2007. Significant declines in the financial condition and liquidity of our homebuilder portfolio customers, as a result of current residential housing conditions, were the primary cause of our second quarter 2008 provision for credit losses. We recorded net charge-offs of $19 million in second quarter 2008, principally related to foreclosed homebuilder loans. We anticipate it will become necessary for us to acquire the underlying collateral for a number of our loans to homebuilders during the remainder of 2008. It is likely we will record significant charge-offs and foreclosed real estate when we acquire collateral on those loans.
     Please read Credit Risk for a discussion of our allowances for credit losses.

Noninterest Income
     Noninterest income consists of:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)

Insurance commissions and fees	$17	$16	$1	$36	$32	$4
Service charges on deposits	15	13	2	28	25	3
Commercial loan facility fees	3	4	(1)	7	10	(3)
Operating lease income	1	2	(1)	3	4	(1)
Mutual fund and variable annuity sales commissions	2	1	1	3	3	—
Other	3	2	1	6	3	3

	$41	$38	$3	$83	$77	$6

Percent increase for the period			8%			8%
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
Noninterest Expense
     Noninterest expense consists of:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)

Compensation and benefits	$48	$43	$5	$99	$91	$8
Occupancy	9	7	2	17	13	4
Information systems and technology	4	4	—	9	7	2
Advertising and promotional	4	3	1	11	7	4
Furniture, fixtures, and equipment	5	4	1	11	8	3
Professional services	5	2	3	8	4	4
Travel and other employee costs	4	3	1	6	5	1
Postage, printing, and supplies	2	2	—	4	4	—
Litigation charge	—	5	(5)	—	5	(5)
Depreciation of assets leased to others	2	1	1	3	3	—
Other	13	13	—	27	25	2
Shared services allocation from Temple-Inland Inc.	—	7	(7)	—	15	(15)

	96	94	2	195	187	8
Charges related to asset impairments and severance	3	—	3	3	—	3

	$99	$94	$5	$198	$187	$11

Percent increase for the period, excluding charges related to asset impairments and severance			2%			4%
     Increases in many of our direct costs and expense categories in 2008 compared to 2007, particularly compensation and benefits, were because we began to perform many activities ourselves following our separation from Temple-Inland Inc. Additionally, our marketing costs increased in second quarter 2008 as we implemented initiatives related to increasing consumer lending through our branch network and a new checking product.
     We expensed $3 million, and paid $2 million, in severance in second quarter 2008 related to the reduction-in-force we announced during second quarter. We expect the reduction-in-force will save approximately $10 million annually in compensation costs.
Income Tax Expense
     Our effective tax rate was negative 49% in second quarter 2008 and 38% in second quarter 2007. In second quarter 2008, we established a valuation allowance against deferred tax assets of $46 million. Excluding the valuation allowance, our effective tax rate in second quarter 2008 was 31%. The decrease in effective rate, excluding valuation allowance, in 2008 is a result of the impact of state margin taxes, particularly Texas, for which we do not receive a tax benefit from our net loss.
Segment Performance Summary
     Segment operating income (loss), which we measure exclusive of taxes, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Commercial banking	$(30)	$58	$(24)	$121
Retail banking	(17)	(8)	(37)	(15)
Insurance agency	1	2	2	4
Mortgage banking	(1)	(7)	(2)	(8)
Treasury, corporate and other	(10)	(6)	(13)	(20)

	$(57)	$39	$(74)	$82

Commercial Banking
     Second quarter 2008 segment operating results decreased $88 million compared to second quarter 2007. The principal cause of the decrease was $86 million in provision for credit losses on commercial loans in second quarter 2008. The provision for credit losses was predominantly related to increases in non-performing homebuilder loans, which increased from $182 million at March 31, 2008 to $233 million at June 30, 2008. Additionally, in second quarter 2008, we recorded a credit loss provision related to our portion of a syndicated loan to a diversified energy company that declared bankruptcy subsequent to the end of the quarter.
Retail Banking
     Second quarter 2008 segment operating results decreased $9 million compared to second quarter 2007. Segment net interest income decreased because earnings credits on deposits decreased as wholesale interest rates declined, but deposit pricing did not decrease proportionately with wholesale price declines. Retail banking noninterest expense increased $2 million in second quarter 2008 compared to second quarter 2007 because of the increase in marketing costs, and because of operating expenses from branches opened since second quarter 2007.
Insurance Agency
     In second quarter 2008, insurance agency commissions and fees increased $1 million compared to second quarter 2007 because of increased non-deposit investment sales. However, segment noninterest expense increased $2 million compared to second quarter 2007 because of costs associated with the non-deposit investment product sales and costs of the agency we acquired in 2007.
Treasury, corporate and other
     Segment operating results in second quarter 2008 decreased $4 million compared to second quarter 2007, principally because of provisions for credit losses not allocated to our other segments, severance costs related to a 135-person reduction-in-force, and share-based compensation related to director and employee awards granted in 2008. The residual impact of funds transfer pricing, during a period of varying interest rates, partially offset these reductions in segment operating results.

Financial Condition
Loans
     The composition of our loans at June 30, 2008 follows:

     The loan portfolio consists of:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
	(Dollars in millions)

Single-family mortgage	$1,485	14%	$1,672	17%
Single-family mortgage warehouse	971	9%	695	7%
Singe-family construction (homebuilders)	1,223	12%	1,510	15%
Multifamily and senior housing	1,877	18%	1,541	15%
Commercial real estate	1,774	17%	1,674	17%
Commercial and business	1,384	14%	1,340	13%
Energy	1,334	13%	1,470	15%
Consumer and other	197	3%	144	1%

Total loans	10,245	100%	10,046	100%
Less allowance for loan losses	(250)		(118)

Loans, net	$9,995		$9,928

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
     We did not acquire a significant volume of mortgage loans through our correspondent mortgage operations and have decided not to pursue this business. As a result, we expect our single-family mortgage loan portfolio will continue to decrease.
     Commercial real estate and multifamily loans continue to increase as a result of further development and funding on loan commitments in those portfolios. We anticipate our commercial real estate loans outstanding will continue to increase for the remainder of 2008 as we fund draws on committed construction loans, partially offsetting decreases in single-family mortgage loans.
     Information about our single-family mortgage loans, by category follows:

	June 30, 2008		December 31, 2007
	Unpaid	Total	Unpaid	Total
	Principal	Delinquency	Principal	Delinquency
	Balance	> 30 days	Balance	> 30 days
	(Dollars in millions)

Option ARMs	$407	21.04%	$502	10.80%
Intermediate ARMs	589	5.53%	709	3.27%
Other first liens	342	8.86%	279	8.00%
Repurchased loans	33	42.00%	35	41.64%
Second liens	114	1.86%	147	1.54%

	$1,485	11.09%	$1,672	6.97%

     Of the decrease in Option ARM loans in first six months 2008, $56 million were customers who elected to convert to Intermediate ARMs at current market rates.

Investment Securities
     The following charts summarize the fair value distribution of our mortgage-backed securities portfolio at June 30, 2008.

By Issuer	By Type

     All of the mortgage-backed securities we own have single-family residential mortgage loans as the underlying assets. None of the securities include sub-prime loans. All of the non-agency securities are credit-enhanced by subordinate tranches not owned by us, that will absorb credit losses of the underlying loans until those tranches are depleted. At June 30, 2008, subordinated tranches averaged 16% of the outstanding balances of the loan pools underlying the securities, and on average 20% of the loans in the loan pools were delinquent on their payments.
     The current environment in the housing and credit markets has resulted in significant devaluation of many securities backed by mortgage assets. At June 30, 2008, all of the non-agency securities we own carried AAA ratings from two different nationally recognized securities rating organizations. Subsequent to second quarter end, one rating organization downgraded one of the non-agency securities, which had an amortized cost of $56 million at June 30, 2008, to single-A. Additionally, nine other non-agency securities, with a cumulative amortized cost of $1.0 billion, have been designated as “negative watch” by one or both of those rating organizations. Though determination of fair value is currently difficult because of limited trading activity of these types of securities, information we gathered about market activity resulted in us concluding the fair value, as defined in SFAS No. 157, of the non-agency mortgage-backed securities was $1.4 billion less than our amortized cost at June 30, 2008. We have recorded $513 million of this unrealized loss in the carrying value of securities we classify as available-for-sale; the remainder relates to securities we classify as held-to-maturity and therefore we have not recorded those declines in the carrying value of the related securities. In second quarter 2008, we received $234 million in principal paydowns on mortgage-backed securities.
     Information about our valuation techniques, significant inputs to valuation models, and calibration of those models is included in Note 18 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Based on our most recent analyses of delinquencies and subordinated tranches, we continue to believe we will receive all stated interest and principal on the non-agency securities. We do not have any plans to sell any of the securities and have the intent and ability to hold them until repayment; therefore we have not recorded any of the unrealized declines in value in our earnings. However, our consideration of whether the unrealized losses are other-than-temporary includes many factors including the length of time a security has had an unrealized loss, the severity of the unrealized loss and the ratings assigned by rating organizations. If the unrealized losses persist or further increase, the securities’ ratings were to be substantially downgraded, or our estimates of cash flows decrease, we might conclude some or all of the unrealized losses as a result of these conditions were other-than-temporary, which would result in a charge to earnings and a corresponding decrease in regulatory capital.

     Information about our mortgage-backed securities portfolio at June 30, 2008 follows:

		Net
		Unrealized		Net Unrealized
		Losses on		Losses on Held-
	Amortized	Available-for-	Carrying	to-Maturity
	Cost	Sale Securities	Value	Securities	Fair Value
	(In millions)
U.S. Government and U.S. Government Sponsored Enterprises	$1,477	$1	$1,478	$4	$1,482
Non-agency:
Internally valued	3,459	(514)	2,945	(899)	2,046
Market quotes	171	—	171	(3)	168

	$5,107	$(513)	$4,594	$(898)	$3,696

     Information about our non-agency securities at June 30, 2008 follows:

					Subord-		Unpaid
			Delinquency%		ination		Principal	Carrying
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Originator	Balance	Value	Fair Value
(Dollars in millions)
12MTA Option ARMs
Structured Asset Mortgage Investment II Trust 2007-AR6	Class A2	86364RAB5	16%	12%	11%	American Home Mortgage Corp	$412	$206	$206	*
RALI 2007-QO5 Trust	Class A	74924AAA3	18%	11%	11%	Homecomings Financial	206	140	140	*
Alternative Loan Trust 2005-81	Class A-4	12668BBR3	26%	21%	13%	Countrywide Home Loans	143	145	79
Structured Asset Mortgage Investment II Trust 2005-AR8	Class A-5	86359LSB6	29%	23%	13%	Countrywide Home Loans	136	137	68
Alternative Loan Trust 2006-OA2	Class A-7	126694V88	35%	29%	16%	Countrywide Home Loans	131	134	65
Alternative Loan Trust 2005-76	Class 1-A-2	12668BDD2	32%	27%	17%	Countrywide Home Loans	127	129	64
Alternative Loan Trust 2005-58	Class A-3	12668AWK7	29%	23%	15%	Countrywide Home Loans	123	125	72
Alternative Loan Trust 2005-51	Class 3-A-1	12668ACW3	27%	22%	17%	Countrywide Home Loans	126	127	60
Alternative Loan Trust 2005-62	Class 1-A-2	12668ATP0	33%	28%	18%	Countrywide Home Loans	118	119	79
RALI Series 2005-QO5 Trust	Class A-3	761118QP6	29%	23%	15%	Homecomings Financial Network, SCME, Mortgage IT, Other	99	100	46
RALI Series 2005-Q01 Trust	Class A-4	761118ER5	21%	15%	17%	Homecomings Financial Network, Other	90	92	53
Alternative Loan Trust 2005-38	Class A-2	12667GZ22	27%	23%	19%	Countrywide Home Loans	71	73	50
Alternative Loan Trust 2005-41	Class 2-A-1	12667GR96	27%	21%	21%	Countrywide Home Loans	68	69	38
Structured Asset Mortgage Investments II Trust 2006-AR3	Class 12A4	86360KAH1	33%	27%	14%	Countrywide Home Loans, Bank of America, and other	70	71	44
Harborview Mortgage Loan Trust 2005-8	Class 2A3	41161PRT2	22%	19%	20%	Countrywide Home Loans	61	63	39
Greenpoint Mortgage Funding Trust 2005-AR5	Class I-A-2	39538WEC8	37%	30%	22%	Greenpoint Mortgage Funding	54	56	35
Structured Asset Mortgage Investments II Trust 2005-AR4	Class A2	86359LMA4	31%	26%	23%	Countrywide Home Loans	55	57	33
WaMu Mortgage Pass-Through Certificates, Series 2005-AR9	Class A2A	92922FU97	8%	6%	19%	One or more approved institutions	51	52	30
Structured Asset Mortgage Investments II Trust 2005-AR7	Class 5A2	86359LQT9	22%	18%	18%	Southstar Funding LLC/Opteum Financial Services LLC, First Horizon, BOA, other	41	41	19
Greenpoint Mortgage Funding Trust 2006-AR3	Class 4A3	39538WHH4	28%	23%	15%	Greenpoint Mortgage Funding	38	39	26
Harborview Mortgage Loan Trust 2005-16	Class 4A1B	41161PZD8	25%	22%	20%	Countrywide Home Loans	32	32	19
IndyMac INDX Mortgage Loan Trust 2005-16IP	Class A3	45660LUF4	20%	16%	20%	IndyMac Bank, F.S.B.	27	28	18

							2,279	2,035	1,283

*	Security designated as available-for-sale

					Subord-		Unpaid
			Delinquency %		ination		Principal	Carrying
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Originator	Balance	Value	Fair Value
(Dollars in millions)
Hybrid Option ARMs (5Y Fixed/12MTA)
RALI 2007-QH8 Trust	Class A	74924EAA5	15%	10%	12%	Homecomings Financial	482	313	313	*

COFI Option ARMs
WaMu Mortgage Pass-Through Certificates 2007-OA4	Class 2A	93364CAC2	14%	10%	30%	Washington Mutual Bank	135	94	94	*
Washington Mutual Mortgage Pass- Through Certificates WMALT 2007- OA3 Trust	Class 5A	939355AE3	19%	14%	14%	Washington Mutual Bank or others, Mortgage IT	120	120	87
WaMu Mortgage Pass-Through Certificates 2007-OA5	Class 2A	93364BAC4	14%	11%	30%	Washington Mutual Bank	107	75	75	*
WaMu Mortgage Pass- Through Certificates 2006-AR9	Class 2A-1B	93363DAC1	8%	6%	10%	Washington Mutual Bank	85	84	51
WaMu Mortgage Pass -Through Certificates 2006-AR9	Class 2A	93363DAB3	8%	6%	36%	Washington Mutual Bank	53	53	37
WaMu Mortgage Pass- Through Certificates 2006-AR11	Class 2A-1B	93363TAC6	11%	8%	10%	Washington Mutual Bank	42	43	26
WaMu Mortgage Pass Through Certificates 2006-AR13	Class 2A-1B	93363RAC0	11%	7%	10%	Washington Mutual Bank	37	37	25
WaMu Mortgage Pass- Through Certificates 2006-AR15	Class 2A-1B	93363QAD0	10%	8%	10%	Washington Mutual Bank	31	31	19
WaMu Mortgage Pass- Through Certificates 2006-AR17	Class 2A-1B	92925DAE0	10%	7%	10%	Washington Mutual Bank	24	24	15
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A	933638AD0	10%	9%	39%	Washington Mutual Bank	20	20	14
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A-1B	933638AE8	10%	9%	9%	Washington Mutual Bank	13	13	8
Home Savings of America	1988-7A	436904AG1	—	—	103%	Not Available	1	1	1	*
Home Savings of America	1988-8A	436904AJ5	—	—	99%	Not Available	2	2	2	*
Home Savings of America	1988-10A	436904AK2	—	—	102%	Not Available	1	1	1	*
Home Savings of America	1988-11A	436904AL0	—	—	102%	Not Available	1	1	1	*

							672	599	456

5/1 LIBOR
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2004-H	Class 2A1	05949ARD4	3%	2%	7%	Bank of America, N.A.	40	40	38
GSR Mortgage Loan Trust 2004-11	Class 2A1	36242DFS7	4%	3%	9%	Various Lenders	42	43	41
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-K	Class 2A2	05948XZH7	1%	1%	6%	Bank of America, N.A.	33	33	32
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-H	Class 2A2	05948XTH4	1%	1%	6%	Bank of America, N.A.	25	26	24
GSR Mortgage Loan Trust 2003-9	Class A2	36228FWS1	2%	2%	8%	Various Lenders	18	18	18
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-D	Class 2A3	05948XBU4	3%	2%	7%	Bank of America, N.A.	7	7	7
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-A	Class 2A1	05948LAE7	5%	2%	8%	Bank of America, N.A.	2	2	2

							167	169	162

			20%	16%	16%		$3,600	$3,116	$2,214

*	Security designated as available-for-sale
     Information at June 30, 2008 about the geographic distribution of the mortgage loans underlying the non-agency securities we own follows:

California	60%
Florida	12%
Arizona	3%
Other	8%
Not available	17%

100%

Deposits
     Deposits consist of:

June 30, 2008	December 31, 2007

     Included in transaction accounts are interest-bearing checking accounts totaling $1.1 billion at June 30, 2008 and $1.2 billion at June 30, 2007. We recorded interest expense on interest-bearing checking accounts at an average rate of 0.4% for second quarter 2008 and 0.5% for second quarter 2007. Total deposits decreased by 2% at June 30, 2008 compared to December 31, 2007.
     Borrowings
     Our FHLB borrowings consist of both short-term and long-term borrowings. Short-term borrowings are generally 7 to 30 days in maturity, and we use them to meet daily liquidity needs. We utilize longer-term FHLB borrowings at times to match the interest rate characteristics of some of our assets, such as those repricing after three to five years. Please read Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations for information about collateral we have pledged for FHLB borrowings.

Credit Risk
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Non-performing loans	$364	$166
Foreclosed real estate	42	13

Non-performing assets	$406	$179

Non-performing loans as a percentage of total loans	3.55%	1.65%
Non-performing assets divided by total loans and foreclosed real estate	3.95%	1.78%
Allowance for loan losses as a percentage of non-performing loans	69%	71%
Allowance for loan losses as a percentage of total loans	2.44%	1.17%
Single-family mortgage loan delinquencies as a percentage of single-family mortgage loans	11.09%	6.97%
     Information about our allowances for credit losses and nonaccrual and other loans follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Balance at beginning of period	$181	$78	$125	$72
Provision (credit) for credit losses	99	—	157	(2)
Net (charge-offs) recoveries	(19)	1	(21)	9

Balance at end of period	$261	$79	$261	$79

Allowance for loan losses	$250	$72	$250	$72
Commitment-related reserves	11	7	11	7

	$261	$79	$261	$79

Provision (credit) for:
Loan losses	$97	$—	$153	$(2)
Commitment-related credit losses	2	—	4	—

Combined provision (credit) for credit losses	$99	$—	$157	$(2)

Nonaccrual loans	$364	$29	$364	$29
Accruing loans past-due 90 days or more	$5	$6	$5	$6
Net charge-offs (recoveries) as a percentage of average loans outstanding	0.74%	(0.03)%	0.41%	(0.18)%
     Conditions in the residential housing and credit markets continue to deteriorate. Our non-performing loans to homebuilders increased $51 million in second quarter 2008. Our non-performing single-family mortgage loans also increased in second quarter 2008 by $28 million. As a result, our asset quality measures have deteriorated substantially, including an increase in non-performing assets and much higher provisions for credit losses than over the previous several years. Until conditions in the housing and credit markets improve, it is likely we will continue to report significant non-performing assets, charge-offs, and provisions for credit losses.

     The allowance for loan losses by loan category was:

	June 30, 2008		December 31, 2007
		Allowance		Allowance
		as a %		as a %
		of Loan		of Loan
	Allowance	Category	Allowance	Category
	(Dollars in millions)

Single-family mortgage	$24	1.62%	$9	0.54%
Single-family mortgage warehouse	5	0.51%	6	0.86%
Single-family construction (homebuilders)	136	11.12%	48	3.18%
Multifamily and senior housing	9	0.48%	6	0.39%
Commercial real estate	6	0.34%	6	0.36%
Commercial and business	22	1.59%	15	1.12%
Energy	19	1.42%	6	0.41%
Consumer and other	1	0.51%	—	—
Incurred but not yet identified losses	28	—	22	—

	$250	2.44%	$118	1.17%

Concentration
     Information about the underlying collateral and geographic location of our single-family construction loans, including local, regional, and national homebuilders at June 30, 2008 follows:

		Lots and Land
	Single-Family	Acquisition and
	Houses	Development	Other		Total
	(In millions)

California	$120	$250	$48		$418
Texas	91	24	—		115
Florida	46	41	1		88
Arizona	17	28	38		83
Colorado	47	28	—		75
Other	121	164	159	(a)	444

	$442	$535	$246		$1,223

(a)	Principally unsecured loans to national homebuilders
     Our commercial real estate construction loans are diversified geographically, and across a number of different property types. Information about those loans at June 30, 2008 follows:

	% of	% of
	Commercial	Total Loan
	Real Estate	Portfolio
Office	47%	8%
Retail	27%	5%
Industrial	14%	2%
Land	12%	2%

	100%	17%

     We originate and maintain large credit relationships with a number of customers in the ordinary course of business as a result of the types of lending in which we engage. At June 30, 2008, we had 8 customers for which we had loan commitments exceeding $100 million. Information about these relationships follows:

			Distribution of
			Credit
			Relationships
			Exceeding
	Commitment	Outstanding	$100 Million
	(Dollars in millions)

Commercial real estate construction	$641	$400	6
Energy	259	215	2

	$900	$615	8

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations
     Our principal operating cash requirements are for interest, compensation, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.
     The change in our borrowings generally moves in tandem with the amounts invested in loans and securities less changes in deposits because we use borrowings to fund our investments in excess of deposits. The amount of borrowing will decrease as opportunity to invest decreases and will increase as opportunity to invest increases. In first six months 2008, we used cash flow from operations and principal payments on securities to fund increases in loans and decreases in deposits and borrowings.
     Our liquidity needs are associated with cash flow requirements of our deposit and loan customers, our other commitments (including borrowing costs and maturities), and our operating activities. We have a variety of liquidity sources including:
•	Operating cash flows;

•	New deposits;

•	Ability to borrow from the FHLB; and

•	A portfolio of assets, including marketable mortgage-backed securities, which we can pledge as borrowings or sell or securitize if necessary.
     Our borrowings from the FHLB are secured by a blanket floating lien on certain of our loans, and by securities we maintain on deposit at the FHLB. At June 30, 2008, $11 billion in principal balance of our loans and securities were pledged as collateral for FHLB borrowings. Based upon this collateral, we have the ability to borrow an additional $1.6 billion from the FHLB. Additionally, we have other assets not pledged as collateral on FHLB borrowings, which we could pledge as collateral with the FHLB or other lenders, including the Federal Reserve, and unsecured borrowing capacity, which provide an additional $2.6 billion in available liquidity.
     We continue to have sufficient liquidity resources, principally borrowing capacity at the Federal Home Loan Bank of Dallas (“FHLB Dallas”), to meet our anticipated loan funding and operating requirements. FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated BBB or higher. If a security becomes rated below AA, FHLB Dallas will reduce the available borrowing capacity by 5% for each grade lower than AA. If FHLB were to reduce our borrowing capacity because of further market value changes or any downgrades of our collateral, and we were not able to replace the financing on similar terms or replace the downgraded securities with other eligible collateral, our liquidity could be materially adversely affected. It would likely be difficult to secure replacement financing in the current credit markets.

     Approximately $1.9 billion (21%) of our deposits at June 30, 2008 were above the federal deposit insurance limits, of which $1.6 billion were transaction accounts and $300 million were certificates of deposit. Though we have not experienced any significant decreases, some institutions have recently experienced customers withdrawing uninsured deposits as a result of publicity surrounding recent insured depository institution failures. If we were to experience significant deposit withdrawals, we would need to replace the funding through further utilization of our FHLB borrowing capacity or other borrowing resources.
Contractual Obligations
     At June 30, 2008 our contractual obligations consist of:

		Payments Due or Expiring by Period
	Total	2008	2009-10	2011-12	Thereafter	Indeterminable
	(In millions)
Items on our balance sheet:
Transaction and savings deposit accounts	$4,803	$—	$—	$—	$—	$4,803
Certificates of deposit	4,357	2,681	1,557	105	14	—
Federal Home Loan Bank borrowings	5,553	5,119	309	125	—	—
Subordinated notes payable to trust	314	—	—	—	314	—

Items not on our balance sheet:
Contractual interest payments	548	49	103	51	345	—
Operating leases	44	4	16	14	10	—
Processing contracts	17	6	9	2	—	—

	$15,636	$7,859	$1,994	$297	$683	$4,803

Off-Balance Sheet Arrangements
     In the normal course of business, we enter into off-balance sheet arrangements, such as commitments to extend credit for loans, leases, and letters of credit. Since many commercial and business loan commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Additionally, we generally require collateral upon funding of loan commitments, and once funded, they generally increase our borrowing capacity (referred to as “pledgeable” below). Our off-balance sheet unfunded credit arrangements consist of:

	June 30,	December 31,
	2008	2007
	(In millions)

Single-family mortgage loans	$107	$87
Unused lines of credit	1,854	1,959
Unfunded portion of credit commitments — pledgeable	2,876	3,866
Unfunded portion of credit commitments — non-pledgeable	941	621
Commitments to originate loans — pledgeable	95	337
Commitments to originate loans — non-pledgeable	185	417
Letters of credit	338	359

	$6,396	$7,646

Capital Management
     In May 2008, we completed a private placement transaction, raising $38 million. In July 2008, we completed a series of private placement transactions, raising $562 million before offering costs. Substantially all of the proceeds will qualify as regulatory capital for Guaranty Bank. Including the proceeds from these transactions, our proforma regulatory capital ratios at June 30, 2008 would have been approximately 9.49% Tier 1 (Core) Leverage ratio and 14.62% Total Risk-Based ratio.
     At June 30, 2008, Guaranty Bank was “well-capitalized” under the federal capital adequacy regulations. The following table sets forth actual capital amounts and ratios for Guaranty Bank, along with the minimum capital amounts and ratios required of all federally insured financial institutions in order to meet capital adequacy requirements and to be categorized as “well-capitalized”.

			For Categorization as		Regulatory
	Actual		“Well Capitalized”		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Total Risk-Based Ratio (Risk-based Capital/Total Risk-weighted Assets)	$1,391	10.60%	$1,311	≥10.00%	$1,049	≥ 8.00%
Tier 1 (Core) Risk-based Ratio (Core Capital/Total Risk-weighted Assets)	$1,228	9.36%	$787	≥ 6.00%	$525	≥ 4.00%
Tier 1 (Core) Leverage Ratio (Core Capital/Adjusted Tangible Assets)	$1,228	7.63%	$805	≥ 5.00%	$644	≥ 4.00%
Tangible Ratio (Tangible Capital/Tangible Assets)	$1,228	7.63%	n/a	n/a	$322	≥ 2.00%
     We did not pay or declare a dividend on our common stock in second quarter 2008. Our ability to pay dividends, which is limited by regulatory capital requirements at Guaranty Bank, has historically depended to a great extent on our after-tax earnings and our asset growth.
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
Litigation Matters
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, charges related to these matters could be significant to our results or cash flow in any one period.
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
     The following table illustrates the estimated effect on our pre-tax income of hypothetical immediate, parallel, and sustained shifts in interest rates for the next 12 months at June 30, 2008, compared to information at December 31, 2007. This estimate considers the effect of changing prepayment speeds, repricing characteristics, and expected average balances over the next 12 months.

	Increase (Decrease) in
	Income Before Taxes
Change in	June 30,	December 31,
Interest Rate	2008	2007
	(In millions)

+1%	$14	$(6)
-1%	(17)	(12)
     The change in our interest rate sensitivity from December 31, 2007 is principally because of the decrease in single-family mortgage loans and mortgage-backed securities. These assets have interest rates which are less responsive to changes in interest rates than our commercial loans. As the mortgage portfolios decrease, our overall asset yields become more responsive to changes in interest rates.
     Additionally, our funding costs are less sensitive to changes in interest rates at June 30, 2008 because of two factors:
•	the average time to maturity of our certificates of deposit lengthened during the first half of the year, delaying the responsiveness of the costs of those deposits to market rate changes; and,
•	we expect the interest rates on our money market and checking account deposit liabilities will be less responsive to changes in interest rates because of the current low level of interest rates.
     Reporting the effect of immediate and parallel rate changes is common industry practice; however, such changes are unlikely to occur. More typically, rates increase gradually, change in different amounts across the term structure, and change differently across products.
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
     We do not expect the eventual outcome of any or all of our pending legal matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for 2007, except as set forth below:
     Volatility in the credit and residential housing markets could result in further losses on our mortgage-backed securities and loans.
     Credit markets in many sectors have experienced dramatic reductions in liquidity and increases in required returns by investors in credit-sensitive assets. These conditions began in 2007 in the sub-prime mortgage market but have expanded in 2008 to include virtually all non-agency mortgage-backed securities and many other asset-backed markets. Mortgage-backed securities comprise a higher percentage of our assets than they do for many other financial institutions. At June 30, 2008, approximately 29% of our assets were mortgage-backed securities and approximately two-thirds of those securities were non-agency securities. Recent transactions by distressed sellers, and expectations of further distressed sales, have exacerbated market discounts for mortgage-backed securities and generally removed the majority of typical participants from transactions in non-agency securities. As a result, it is difficult to determine fair values for those securities and would likely be difficult to sell securities in the current market at all. We estimate the fair value of the non-agency securities we own was below amortized cost by approximately $1.4 billion, or 39%, at June 30, 2008. Though we currently have the intent and ability to hold the securities until repayment, if it became necessary for us to sell non-agency securities, any sales would almost certainly be at a significant discount to par value which would have a negative effect on our operating results and capital position.
     Current market conditions include a severe over-supply of land, lots, and finished homes in many markets including those where we do business. At June 30, 2008, approximately 8% of our assets were loans to homebuilders and 9% of our assets were single-family mortgage loans. Many of our homebuilder borrowers are experiencing decreased sales and pricing and some are facing significant financial difficulty. We had approximately $233 million in non-performing homebuilder loans and approximately $97 million of non-performing single-family mortgage loans at June 30, 2008. The percentage of our single-family mortgage loans delinquent in their payments has increased from 7% to 11% since year-end 2007. If housing markets, particularly in California, continue to deteriorate, we will experience a further increase in non-performing loans, provisions for loan losses, and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow earning assets, return to profitability, or meet our financial obligations.
     Declining real estate values may cause borrowers to default on loans underlying mortgage-backed securities we own, reducing the likelihood of recoverability of our investments.
     Deterioration in the value of single-family homes may cause borrowers to default on the mortgages underlying the mortgage-backed securities we own. In the cash flow distribution from the underlying assets, our securities are generally senior to subordinated tranches intended to incur credit losses from the underlying loans before losses are allocated to our securities. However, if credit losses on the underlying loans were to exceed the subordinated tranches, we would not receive the full stated interest due on the securities or our full principal balance, or both. If we were to conclude unrealized losses on the mortgage-backed securities were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under generally accepted accounting principles to reduce the cost basis of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital.
     Many of the loans underlying the non-agency mortgage-backed securities we own have one or more characteristics increasing the risk of default by the borrowers. These characteristics include various monthly payment options, referred to as Option ARMs, and limited underwriting documentation. At June 30, 2008, over 95% of the loans underlying the non-agency mortgage-backed securities we own are Option ARMs. Additionally, approximately 60% of the loans underlying the non-agency mortgage-backed securities we own are secured by real estate in California.
     If a significant portion of our non-agency mortgage-backed securities portfolio were to be downgraded below investment grade, or the market value of those securities further declined, it would negatively affect our liquidity.
     At June 30, 2008, we had outstanding indebtedness to FHLB Dallas in the amount of $5.6 billion. FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated BBB or higher. If a security becomes rated below AA, FHLB Dallas will reduce the available borrowing capacity by 5% for each grade lower than AA.
     If FHLB were to reduce our borrowing capacity because of further market value changes or any downgrades of our collateral, and we were not able to replace the financing on similar terms or replace the downgraded securities with other eligible collateral, our liquidity could be materially and adversely affected. It may be difficult to secure replacement financing in the current credit markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Guaranty’s Annual Meeting of Stockholders was held on May 27, 2008 at 1300 South MoPac Expressway, Austin, Texas. A total of 33,211,390 of the Company’s shares were present or represented by proxy at the meeting. This represented 89.18 percent of the Company’s shares entitled to vote.
     The matters approved by the stockholders at the meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:
Proposal No. 1: Election of Directors:

Election of directors to three year terms, expiring 2011	For	Against	Withheld
David W. Biegler	28,701,406	1,723,769	2,786,215
Leigh M. McAlister	26,869,720	3,558,083	2,783,587
Edward R. McPherson	30,050,444	375,798	2,785,148
Raul R. Romero	26,957,444	3,469,458	2,784,488
Bill D. Walker	26,982,086	3,446,050	2,783,254

In addition, the following directors’ terms of office continued after the Annual Meeting of Stockholders:
•	Kenneth R. Dubuque,

•	Kenneth M. Jastrow, II,

•	Larry R. Faulkner,

•	Robert V. Kavanaugh,

•	Robert D. McTeer,

•	John T. Stuart, and

•	Larry E. Temple.
Robert B. Rowling was appointed as director after the Annual Meeting of Stockholders during the second quarter of 2008.

Proposal No. 2: Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2008:

For	Against	Abstain	Non-Votes
30,316,692	120,090	2,774,608	—

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1
Certificate of Designations, Preferences and Rights of Series B Mandatory Convertible Perpetual Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on July 11, 2008)

4.1	Form of Subordinated Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.1
Investment Agreement, dated May 26, 2008, between the Company and TRT Financial Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on May 27, 2008)

10.2
First Amendment to Investment Agreement, dated May 29, 2008, between the Company, the Investor and the Investor Affiliates (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on May 30, 2008)

10.3
Investment Agreement dated June 7, 2008 by and between the Company and TRT Financial Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.4
Investment Agreement dated June 7, 2008 by and between the Company and Icahn Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.5
Form of Investment Agreement entered into by the Company and investors other than Icahn Partners and TRT (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.6
Purchase Agreement dated June 7, 2008 by and among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.7
Letter Agreement dated June 7, 2008 by and between the Company and Icahn Partners, LP (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

Exhibit
Number	Exhibit Description
10.8
Letter Agreement dated June 7, 2008 by and between the Company and TRT Financial Holdings, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

10.9
Agency Agreement between the Company, Guaranty Bank and Keefe, Bruyette & Woods, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K as filed with the Commission on June 9, 2008)

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

Guaranty Financial Group Inc. (Registrant)
	By:	/s/ Craig E. Gifford
Executive Vice President and
Date: August 11, 2008		Principal Accounting Officer