Form 10-Q
period 2008-09-30
Guaranty Financial Group Inc.
filed 2008-11-13
CIK 1406081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-33661
Guaranty Financial Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2421034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1300 MoPac Expressway South, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)
(512) 434-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address, and Former Fiscal Year,
if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of November 3, 2008
Common Stock (par value $1.00 per share)	108,914,265

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2008	2007
	(In millions)
ASSETS
Cash and cash equivalents	$229	$277
Restricted cash	32	107
Loans held for sale	1	16
Loans, net of allowance for losses of $231 at September 30, 2008 and $118 at December 31, 2007	10,081	9,928
Securities available-for-sale	1,151	1,882
Securities held-to-maturity	2,884	3,642
Investment in Federal Home Loan Bank stock	224	256
Property and equipment, net	234	233
Accounts, notes, and accrued interest receivable	70	97
Goodwill	135	144
Other intangible assets	20	26
Deferred income taxes	138	72
Other assets	192	116

TOTAL ASSETS	$15,391	$16,796

LIABILITIES AND EQUITY
Deposits	$9,210	$9,375
Federal Home Loan Bank borrowings	4,464	5,743
Other liabilities	134	125
Subordinated notes payable to trust	314	314
Subordinated debt of subsidiary	237	—
Subordinated debentures and other borrowings	31	101

TOTAL LIABILITIES	14,390	15,658

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25 million shares authorized, 6.2 million shares issued and outstanding at September 30, 2008	—	—
Common stock, par value $1 per share, 200 million shares authorized, 44.7 million shares issued and outstanding at September 30, 2008 and 35.4 million shares issued and outstanding at December 31, 2007	45	35
Additional paid-in-capital	1,256	902
(Accumulated deficit) retained earnings	(31)	236
Accumulated other comprehensive loss, net	(269)	(35)

TOTAL STOCKHOLDERS’ EQUITY	1,001	1,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,391	$16,796

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except per share)
INTEREST INCOME
Loans and loans held for sale	$123	$179	$405	$525
Securities available-for-sale	23	16	78	34
Securities held-to-maturity	35	53	123	170
Federal Home Loan Bank stock dividends	1	2	6	9
Other earning assets	2	1	2	3

Total interest income	184	251	614	741

INTEREST EXPENSE
Deposits	(57)	(88)	(193)	(257)
Borrowed funds	(44)	(64)	(140)	(195)

Total interest expense	(101)	(152)	(333)	(452)

NET INTEREST INCOME	83	99	281	289
Provision for credit losses	(78)	(19)	(235)	(17)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	5	80	46	272

NONINTEREST INCOME
Insurance commissions and fees	10	13	33	38
Service charges on deposits	14	14	42	39
Non-deposit investment sales commissions	6	7	22	17
Other-than-temporary-impairment on mortgage-backed security	(53)	—	(53)	—
Other	4	8	20	25

Total noninterest income	(19)	42	64	119

NONINTEREST EXPENSE
Compensation and benefits	(46)	(45)	(145)	(136)
Occupancy	(9)	(7)	(26)	(20)
Information systems and technology	(5)	(4)	(14)	(11)
Charges related to asset impairments and severance	(14)	—	(17)	—
Other	(31)	(34)	(101)	(110)

Total noninterest expense	(105)	(90)	(303)	(277)

(LOSS) INCOME BEFORE TAXES	(119)	32	(193)	114
Income tax expense	(43)	(11)	(64)	(42)

NET (LOSS) INCOME	$(162)	$21	$(257)	$72

NET (LOSS) INCOME APPLICABLE TO COMMON EQUITY	$(218)	$21	$(313)	$72

(LOSS) EARNINGS PER COMMON SHARE
Basic and diluted	$(4.89)	n/a	$(7.94)	n/a
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	44.5	n/a	39.4	n/a
Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited

	Nine Months Ended September 30,
	2008	2007
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net (loss) income	$(257)	$72
Adjustments:
Depreciation and amortization	17	13
Depreciation of assets leased to others	4	5
Amortization of core deposit and other intangible assets	3	4
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	(3)	12
Provision for credit losses	235	17
Deferred income taxes	58	(8)
Other-than-temporary-impairment on mortgage-backed security	53	—
Goodwill and intangible asset impairment	14	—
Changes in loans held for sale	15	4
Other	6	5

	145	124

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	—	(1,128)
Principal payments and maturities	102	100
Sales	265	—
Securities held-to-maturity:
Purchases	—	(142)
Principal payments and maturities	555	1,126
Sales deemed to be at maturity	143	—
Federal Home Loan Bank stock:
Purchases	(11)	(21)
Redemption	49	69
Loans originated or acquired, net of collections	(439)	13
Sales of loans	14	22
Sales of foreclosed real estate	12	5
Acquisitions, net of cash acquired	—	(7)
Capital expenditures	(18)	(29)
Other	1	(4)

	673	4

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	(165)	(134)
Repurchase agreements and short-term borrowings, net	(1,039)	351
Long-term Federal Home Loan Bank and other borrowings:
Additions	—	445
Payments	(240)	(797)
Issuance of subordinated debt of subsidiary	237	—
Issuance of subordinated notes payable to trust	—	172
Redemption of preferred stock issued by subsidiaries	—	(305)
Sale of common stock	38	—
Sale of preferred stock	312	—
Dividends paid to Temple-Inland Inc.	—	(35)
Other	(9)	—

	(866)	(303)

Net decrease in cash and cash equivalents	(48)	(175)
Cash and cash equivalents at beginning of period	277	372

Cash and cash equivalents at end of period	$229	$197

Interest paid	$322	$453

Please read the notes to the consolidated financial statements.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

						Accumulated
					(Accumulated	Other
	Preferred	Common		Additional	deficit)	Comprehensive	Total
	Shares	Shares		Paid-in-	Retained	(Loss) Income,	Stockholders’
	Outstanding	Outstanding	Common Stock	Capital	Earnings	net	Equity
	(In millions)

Balance at December 31, 2007	—	35	$35	$902	$236	$(35)	$1,138
Net loss — first six months 2008	—	—	—	—	(95)	—	(95)
Other comprehensive loss:
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	(459)	(459)
Associated deferred taxes	—	—	—	—	—	160	160

Comprehensive loss for six months ended June 30, 2008							(394)
Sale of common stock	—	8	8	30	—	—	38
Share-based compensation, share-settled awards	—	—	—	5	—	—	5
Issuance of shares upon vesting of restricted stock units	—	—	—	(1)	—	—	(1)
Restricted stock grants	—	2	2	(2)	—	—	—

Balance at June 30, 2008	—	45	$45	$934	$141	$(334)	$786
Net loss — third quarter 2008	—	—	—	—	(162)	—	(162)
Other comprehensive loss:
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	99	99
Associated deferred taxes	—	—	—	—	—	(34)	(34)

Comprehensive loss for three months ended September 30, 2008							(97)
Sale of preferred stock	6	—	—	312	—	—	312
Preferred stock dividends	—	—	—	10	(10)	—	—

Balance at September 30, 2008	6	45	$45	$1,256	$(31)	$(269)	$1,001

Comprehensive loss for nine months ended September 30, 2008							$(491)

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
     In third quarter 2008, we sold 6.2 million shares of our Series B Mandatory Convertible Perpetual Cumulative Preferred Stock, and $275 million face value of subordinated debt of Guaranty Bank, in private placements for aggregate proceeds of $562 million, before offering costs of $21 million (the “Private Placements”). On September 29, 2008, our stockholders approved the conversion of the preferred stock into common shares, and on October 1, 2008 the conversion occurred. Prior to conversion, the convertible preferred stock accrued dividends at a rate of 14% per year and dividends accrued through the conversion date were paid in shares of common stock based on the conversion price of the convertible preferred stock. We used the net proceeds from these transactions to repay Federal Home Loan Bank (“FHLB”) borrowings. Substantially all of the net proceeds qualify as regulatory capital for Guaranty Bank.
        Basis of Presentation
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (the “SEC” or “Commission”) requirements for interim financial statements. As a result, we do not include all the information and disclosures required by GAAP for complete financial statements. However, in our opinion, we have included all adjustments considered necessary for a fair presentation. Our interim operating results are not necessarily indicative of the results that may be expected for the entire year. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include our allowance for credit losses, valuation of mortgage-backed securities and assessment of whether any impairment is other-than-temporary, ability to realize deferred tax assets, and our assessments of goodwill and other intangible assets for impairment. For further information, please read the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
        New Accounting Pronouncements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measures and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities. We have not elected the fair value option for any financial instruments. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the measurement of our financial statements. For more information about the fair value of our financial instruments, see Note 13.
     In September 2008, the SEC issued a memorandum, “SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting,” and in October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. The SEC memorandum and the FSP both addressed fair value measurements when there are few observable transactions for a financial instrument. There are currently no observable transactions for our non-agency mortgage-backed securities, and little reliable observable evidence. Broker price estimates we received for these securities vary widely from broker-to-broker. As a result, in third quarter 2008 we have used internal measurement methods, maximizing the use of available observable evidence, in estimating the value of our non-agency mortgage-backed securities. As a result of the issuance of the SEC memorandum and the FSP, we placed somewhat less weight on non-binding indicative broker quotations for the non-agency securities than we have in previous periods. However, we consider our fair value measurements appropriate.

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
Note 2 — Loans
     Loans consist of:

	September 30,	December 31,
	2008	2007
	(In millions)

Single-family mortgage	$1,397	$1,672
Single-family mortgage warehouse	924	695
Single-family construction (homebuilders)	1,060	1,510
Multifamily and senior housing	2,044	1,541
Commercial real estate	1,837	1,674
Commercial and business	1,432	1,340
Energy	1,399	1,470
Consumer and other	219	144

Total loans	10,312	10,046
Less allowance for loan losses	(231)	(118)

Loans, net	$10,081	$9,928

     Our single-family mortgage loans include $377 million at September 30, 2008, and $502 million at December 31, 2007, of adjustable-rate mortgages that have various monthly payment options (“Option ARMs”). We collected a net of $1 million of previously deferred interest on Option ARMs in third quarter 2008 and $4 million in first nine months 2008. We recognized and added to the principal balance of Option ARMs $2 million in interest income in third quarter 2007 and $5 million in first nine months 2007. Cumulative deferred unpaid interest on Option ARMs was $18 million at September 30, 2008 and $22 million at December 31, 2007.
     At September 30, 2008, we had $3.5 billion of unfunded commitments related to outstanding loans and $365 million in commitments to originate loans. At September 30, 2008, we had outstanding standby letters of credit totaling $292 million, which represent our obligation to guarantee payment of other entities’ specified financial obligations or to make payments based on any failure by them to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain, but we have not historically been required to fund a significant amount of letters of credit. At September 30, 2008, we did not have a significant amount of deferred fees related to letters of credit.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     At September 30, 2008, we had $1.1 billion of real estate construction loans and $366 million of unfunded loan commitments to single-asset commercial real estate construction entities we believe meet the definition of a variable interest entity. Our involvement is as a lender in the customary form and we do not bear or benefit from the majority of the variability in cash flow or fair value of each entity’s assets.
     Activity in the allowance for credit losses was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(In millions)
Allowance for loan losses:
Balance at beginning of period	$250	$72	$118	$65
Provision for loan losses	81	19	234	17
Charge-offs	(100)	(1)	(123)	(4)
Recoveries	—	1	2	13

Balance at end of period	231	91	231	91

Unfunded credit commitments:
Balance at beginning of period	11	7	7	7
Provision (credit) for commitment-related credit losses	(3)	—	1	—

Balance at end of period	8	7	8	7

Combined allowances for credit losses at end of period	$239	$98	$239	$98

Provision (credit) for:
Loan losses	$81	$19	$234	$17
Commitment-related credit losses	(3)	—	1	—

Combined provision for credit losses	$78	$19	$235	$17

     Information about the unpaid principal balance of past due, nonaccrual, restructured, and impaired loans follows:

	September 30,	December 31,
	2008	2007
	(In millions)

Accruing loans past due 90 days or more	$27	$6
Recorded investment in nonaccrual loans	470	166
Restructured troubled loans included in nonaccrual loans	—	1
Recorded investment in impaired loans (included in nonaccrual loans)	234	118
Allowance for loan losses on impaired loans	42	20
Direct reduction of recorded investment in impaired loans (principal charged off)	84	4
Performing restructured troubled loans	8	—
Performing loans restructured at market rates (deemed troubled)	90	29
     Our nonaccrual loans at September 30, 2008 include $295 million of single-family construction (homebuilder) loans and $108 million of single-family mortgage loans. We did not recognize a significant amount of interest income on impaired loans in first nine months 2008 or 2007. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was $8 million in third quarter 2008, $19 million in first nine months 2008, and $1 million in third quarter 2007 and first nine months 2007.
     Foreclosed assets were $50 million at September 30, 2008 and $13 million at December 31, 2007. We expect foreclosed assets to increase further in fourth quarter 2008, principally a result of increasing foreclosures on single-family houses and residential lots collateralizing homebuilder loans.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Beginning in third quarter 2007 and through second quarter 2008, we solicited for modification performing single-family mortgage loan borrowers whose loans were nearing the end of a fixed rate accrual period and would soon enter the floating rate period of their loan contracts. We obtained updated credit scores for the borrowers and offered them five-year extended fixed rate accrual periods at the then-current market rate for borrowers with similar credit scores. Our objective in making these offers was to retain performing loans, which we expected the borrowers would likely otherwise refinance with other lenders offering fixed rate terms. We only offered these terms to performing borrowers who had not previously been delinquent and had not inquired of us to reduce payment terms. We did not re-underwrite the loan collateral or further underwrite the borrowers’ income. As a result, we are unable to determine what interest rate the borrowers on loans we modified would have been able to obtain from other lenders. Therefore, we have categorized the loans we modified under this performing loan modification program as trouble debt restructurings. At September 30, 2008, 89% of the borrowers were current on their loan payments, and we estimate approximately 80% of the loans have a current loan-to-value ratio below 80%.
Note 3 — Securities
     Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
		(In millions)
At September 30, 2008:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$12	$—	$—	$12
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	216	2	(2)	216
Non-agency	1,333	—	(414)	919

	1,561	2	(416)	1,147
Equity securities	4	—	—	4

	$1,565	$2	$(416)	$1,151

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$48	$—	$(1)	$47
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	671	3	(2)	672
Non-agency	2,165	—	(785)	1,380

	$2,884	$3	$(788)	$2,099

At December 31, 2007:
Available-for-sale
Mortgage-backed securities:
U.S. Government	$14	$—	$—	$14
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	552	4	(4)	552
Non-agency	1,366	—	(54)	1,312

	1,932	4	(58)	1,878
Equity securities	4	—	—	4

	$1,936	$4	$(58)	$1,882

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$57	$—	$—	$57
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,172	4	(3)	1,173
Non-agency	2,413	1	(213)	2,201

	$3,642	$5	$(216)	$3,431

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     At acquisition, all of the non-agency securities we own carried AAA ratings by two different nationally recognized securities rating organizations. At September 30, 2008, each of those rating organizations had downgraded some of these securities. The following information summarizes our non-agency securities by the lowest rating assigned by either of those rating organizations at September 30, 2008:

	Amortized Cost	Fair Value
	(In millions)

Highest investment grade	$1,335	$972
Second-highest investment grade	148	98
Third-highest investment grade	248	154
Lowest investment grade	820	534
One grade below investment grade	745	392
Below	202	149

	$3,498	$2,299

     See Note 13 of these Notes to the Consolidated Financial Statements for disclosures about our fair value estimates.
     In third quarter 2008, we sold U.S. Government Sponsored Enterprise-issued securities totaling $412 million in amortized cost, including securities classified as available-for-sale and held-to-maturity. Each of the held-to-maturity securities and substantially all of the available-for-sale securities had a remaining principal balance less than 15% of the amount outstanding when we acquired the security. As allowed by GAAP, we have deemed such sales to be maturities for purposes of classification of our remaining securities. The remaining available-for-sale securities sold were sold at prices close to par value.
     At September 30, 2008, we determined it probable we would not recover all principal and stated interest on one of the non-agency securities we own. As a result, we recorded a charge to other noninterest income in earnings of $53 million to reduce the carrying amount of the security to the estimated fair value of $79 million.
     A significant amount of the mortgage-backed securities we own have Option ARMs as the underlying assets. None of the securities include sub-prime loans as underlying assets. The amortized cost at September 30, 2008 of securities in our portfolio with Option ARMs as the underlying assets was $3.6 billion. Of these, $249 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and the remaining $3.3 billion are senior or senior-support tranches issued by non-agency institutions.
     Other than the security for which we recorded an other-than-temporary-impairment, we consider the unrealized losses on the securities we own to be temporary because:
•	The securities cannot be settled at maturity or through prepayment in a way precluding recovery of substantially all of our recorded investment. We do not have significant purchase premiums on the securities.

•	We have no specific plans to sell these securities and we have the ability and intent to hold them until repayment.

•	We believe, based on our current estimates of cash flows on the securities, we will receive all stated interest and principal. Each of the non-agency securities is credit-enhanced by subordinate tranches not owned by us, which will absorb credit losses of the underlying loans until those tranches are depleted. We currently estimate the credit losses on the underlying loans will not exceed those subordinate tranches and other forms of credit enhancement and, therefore, our securities will not incur credit losses.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4 — Deposits
     Deposits consist of:

	September 30,	December 31,
	2008	2007
	(In millions)

Noninterest-bearing demand	$315	$779
Interest-bearing demand	3,850	3,648
Savings deposits	182	172
Certificates of deposit	4,818	4,776
Brokered certificates of deposit	45	—

	$9,210	$9,375

     At September 30, 2008, approximately $1.1 billion (12%) of our deposits, excluding those of our subsidiaries and affiliates, exceeded the then-current federal deposit insurance limit of $100,000 per individual. Subsequent to September 30, 2008, a change in federal law temporarily increased insured deposit coverage to $250,000 per individual. At September 30, 2008, approximately $174 million (2%) of our non-commercial deposits exceeded $250,000 per individual, and $401 million of our commercial deposits (excluding those of our subsidiaries and affiliates) exceeded $250,000. The Federal Deposit Insurance Corporation (the “FDIC”) subsequently determined to temporarily insure, for a 30 day free coverage period, most commercial noninterest-bearing transaction accounts beyond the $250,000 limit. That coverage began on October 14, 2008. The FDIC later announced details about continuing full insurance coverage beyond the initial 30 day free coverage period, after which institutions will pay an annualized 10 basis point assessment for this coverage. This assessment will be collected quarterly for coverage from November 13, 2008 through December 31, 2009. Institutions that do not opt-out of the extended program for commercial deposits by December 5, 2008 will pay this special assessment. Though our participation in any extended insurance program for commercial deposits is dependent on the ultimate program features and cost, it is unlikely we will choose to opt-out before the deadline.
Note 5 — Borrowings
     We allocated $237 million of the proceeds from the Private Placements to the Guaranty Bank subordinated debt. The Guaranty Bank subordinated debt accrues interest at 12% on its $275 million face amount, resulting in an effective interest rate of approximately 15% after accretion of the discount and amortization of offering costs we allocated to the subordinated debt. We are entitled to call the Guaranty Bank subordinated debt at face value beginning in June 2013 and it matures in June 2018.
     Information about our short-term (original maturities of 12 months or less) and long-term (original maturities greater than 12 months) FHLB borrowings and other borrowings follows:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Ending		Ending
		Effective		Effective
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Dollars in millions)

Short-term FHLB borrowings	$3,910	2.5%	$4,949	4.3%
Long-term FHLB borrowings	554	4.3%	794	4.2%
Subordinated notes payable to trust	314	4.5%	314	7.2%
Subordinated debt of subsidiary	237	15.0%	—	—
Subordinated debentures and other borrowings	31	7.1%	101	8.5%
     In second quarter 2008, we redeemed $25 million, and in third quarter 2008 we redeemed $45 million, of our subordinated debentures using restricted cash we had placed on deposit with the trustee in 2007 for the debentures.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Interest expense on borrowings consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Short-term FHLB borrowings	$26	$49	$93	$142
Long-term FHLB borrowings	7	7	23	25
Subordinated notes payable to trust	3	6	12	14
Subordinated debt of subsidiary	7	—	7	—
Subordinated debentures and other borrowings	1	2	5	7
Preferred stock issued by subsidiaries	—	—	—	7

	$44	$64	$140	$195

     At September 30, 2008, $12 billion in principal balance of our loans and securities were pledged as collateral for FHLB borrowings.
Note 6 — (Loss) Earnings Per Common Share
     We compute (loss) earnings per common share by dividing net (loss) income applicable to common equity by the weighted average common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions, except per share)

Net (loss) income	$(162)	$21	$(257)	$72
Preferred dividends	(10)	—	(10)	—
Beneficial conversion feature	(46)	—	(46)	—

Net (loss) income applicable to common equity	$(218)	$21	$(313)	$72

Weighted average common shares outstanding — basic and diluted	44.5	n/a	39.4	n/a

(Loss) earnings per common share — basic and diluted	$(4.89)	n/a	$(7.94)	n/a
     We have not included outstanding option awards or unvested restricted stock in our diluted weighted average shares outstanding calculations for 2008 because those items would have been anti-dilutive as a result of our net loss. Because Temple-Inland Inc. did not distribute our stock until December 28, 2007, we do not present earnings per share under GAAP for 2007. Had our stock been outstanding in third quarter 2007 and first nine months 2007 in the amount distributed by Temple-Inland Inc., basic earnings per share would have been $0.59 and $2.04 (proforma).
     Because the preferred stock we sold in the Private Placements was mandatorily convertible into common stock upon the September 29, 2008 approval by our stockholders, and there were no other circumstances under which the shares would not be issued, we included the equivalent common shares in the calculation of weighted average common shares outstanding beginning on the date of conversion approval by our stockholders. Prior to conversion, the preferred stock was anti-dilutive to our diluted loss per share.
     The conversion price for the preferred stock of $5.17 per share was below the $6.01 per share market price for our common stock on the effective date of the Private Placements. This beneficial conversion feature was recognized as a one time deemed preferred dividend in third quarter 2008 upon stockholder approval of the conversion.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     At September 30, 2008, Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees held 28 thousand stock-settled units on our stock. The following information summarizes outstanding stock option awards on our stock held by Temple-Inland Inc. and Forestar Real Estate Group Inc. directors and employees at September 30, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current
		Exercise Price	Contractual	Value Less
	Shares	Per Share	Term	Exercise Price)
	(In thousands)		(In years)	(In millions)

Outstanding	1,605	$12	5	$—
Exercisable	1,276	11	5	—
Note 7 — Income Taxes
     A reconciliation of the federal statutory rate to our effective income tax rate follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Federal statutory rate	35%	35%	35%	35%
State taxes, net of federal benefit	(1)%	1%	(1)%	2%
Valuation allowance on deferred tax assets	(66)%	—	(64)%	—
Impairment of non-deductible goodwill	(4)%	—	(3)%	—

	(36)%	36%	(33)%	37%

     In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not we will be able to realize the deferred tax assets. We are unable to carry back any net operating tax losses to periods prior to our spin off from Temple-Inland Inc. Therefore, our ability to realize deferred tax assets depends upon our tax planning strategies, including holding available-for-sale securities to repayment, and our generation of future taxable income. We consider deferred tax assets related to unrealized losses on available-for-sale mortgage-backed securities not considered other-than-temporary more-likely-than-not to be realized because we expect the temporary differences to reverse without resulting in tax deductions. Our recent operating results, current economic conditions, and challenges in our loan portfolio make it difficult to predict future operating results with sufficient certainty to support recoverability of the other deferred tax assets. As a result, we increased our valuation allowance against deferred tax assets by $85 million in third quarter 2008.
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

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Significant components of our deferred taxes are:

	September 30,	December 31,
	2008	2007
	(In millions)
Deferred tax assets:
Allowance for loan losses	$81	$41
Unrealized losses on available-for-sale and impaired securities	163	19
Other	54	39

	298	99

Deferred tax liabilities:
Investment in FHLB stock	(20)	(18)
Other	(9)	(9)

	(29)	(27)

Net deferred tax asset before valuation allowance	269	72
Valuation allowance	(131)	—

Net deferred tax asset	$138	$72

Note 8 — Litigation
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe we have established adequate reserves for any probable losses. We do not believe the outcome of any of these proceedings will have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, charges related to these matters could be significant to our results or cash flow in any one period.
     A class action in California, related to our former mortgage banking operations, was dismissed but remains under appeal by the plaintiff. We have established reserves we believe are adequate for this matter, and do not anticipate the outcome will have a significant adverse effect on our financial position or results of operations or cash flow.
     As a result of our participation in the Visa USA (“Visa”) network, principally related to ATM and debit cards, we own 33 thousand Class B common shares of Visa for which we have no carrying value. As a former member of Visa, we participate in an indemnification provision in Visa’s bylaws. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters. Visa recently announced it had reached settlement on one of the indemnified matters. Based on the information we have obtained we do not believe our indemnification obligation for that matter is significant.
Note 9 — Segment Information
     We currently operate in four business segments:
•	Commercial banking,

•	Retail banking,

•	Insurance agency, and

•	Treasury, corporate and other.
     We evaluate performance based on income before taxes and unallocated expenses. Unallocated expenses represent expenses managed on a company-wide basis and include share-based compensation, charges related to asset impairments and severance, and prior to 2008, other expenses allocated to us by Temple-Inland Inc. but not directly attributable to us. In third quarter 2008, we began internally reporting and measuring all of our non-deposit investment sales business within our Retail Banking segment. The following segment information reflects those activities in the Retail Banking segment for all periods presented.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

					Treasury,
	Commercial	Retail	Insurance	Mortgage	Corporate
	Banking	Banking	Agency	Banking	and Other		Total
	(In millions)
For the Three Months Ended September 30, 2008:
Net interest income	$65	$20	$—	$—	$(2)		$83
(Provision) credit for credit losses	(71)	(1)	—	(1)	(5)		(78)
Noninterest income	7	19	10	—	(55)		(19)
Noninterest expense	(18)	(55)	(11)	(1)	(20	)(a)	(105)

Segment operating income/(loss) before taxes	$(17)	$(17)	$(1)	$(2)	$(82)		$(119)
Average assets	$10,023	$691	$79	$30	$4,960		$15,783
Goodwill	—	107	28	—	—		135
Depreciation and amortization	1	4	1	—	2		8
Capital expenditures	1	3	—	—	1		5
For the Three Months Ended September 30, 2007:
Net interest income	$69	$32	$—	$—	$(2)		$99
(Provision) credit for credit losses	(17)	(1)	—	—	(1)		(19)
Noninterest income	7	21	13	1	—		42
Noninterest expense	(15)	(55)	(12)	(2)	(6	)(a)	(90)

Segment operating income/(loss) before taxes	$44	$(3)	$1	$(1)	$(9)		$32
Average assets	$9,654	$605	$95	$43	$5,508		$15,905
Goodwill	—	107	37	—	—		144
Depreciation and amortization	1	5	1	—	—		7
Capital expenditures	1	4	—	—	1		6

For the Nine Months Ended September 30, 2008:
Net interest income	$202	$61	$—	$—	$18		$281
(Provision) credit for credit losses	(209)	(3)	—	(1)	(22)		(235)
Noninterest income	21	62	33	—	(52)		64
Noninterest expense	(55)	(171)	(35)	(3)	(39	)(a)	(303)

Segment operating income/(loss) before taxes	$(41)	$(51)	$(2)	$(4)	$(95)		$(193)
Average assets	$10,100	$653	$85	$32	$5,336		$16,206
Goodwill	—	107	28	—	—		135
Depreciation and amortization	5	13	2	—	4		24
Capital expenditures	2	13	—	—	3		18
For the Nine Months Ended September 30, 2007:
Net interest income	$207	$92	$—	$—	$(10)		$289
(Provision) credit for credit losses	(15)	(2)	—	—	—		(17)
Noninterest income	24	56	38	1	—		119
Noninterest expense	(51)	(163)	(34)	(10)	(19	)(a)	(277)

Segment operating income/(loss) before taxes	$165	$(17)	$4	$(9)	$(29)		$114
Average assets	$9,623	$606	$93	$47	$5,417		$15,786
Goodwill	—	107	37	—	—		144
Depreciation and amortization	5	12	2	—	3		22
Capital expenditures	4	19	1	—	5		29

(a)	Includes unallocated expenses of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Share-based compensation	$(1)	$(1)	$(5)	$(5)
Charges related to asset impairments and severance	(14)	—	(17)	—
Expenses allocated to us by Temple-Inland Inc. but not directly attributable to us	—	(2)	—	(7)
Other	(5)	(3)	(17)	(7)

	$(20)	$(6)	$(39)	$(19)

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 10 — Noninterest Expense
     We paid severance of $1 million in third quarter 2008, and expensed and paid $3 million through first nine months 2008, related to a reduction in our work force. Additionally, in third quarter 2008, we determined the goodwill and other intangible assets related to our insurance agency were impaired and recorded a $14 million impairment charge to reduce the carrying amounts of those assets to their estimated fair value.
     Other noninterest expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Advertising and promotional	$5	$4	$16	$11
Furniture, fixtures, and equipment	5	5	16	13
Professional services	5	3	13	7
Travel and other employee costs	2	2	8	7
Postage, printing, and supplies	2	2	6	6
Litigation charge	—	—	—	5
Depreciation of assets leased to others	1	2	4	5
Other	11	9	38	34
Shared services allocation from Temple-Inland Inc.	—	7	—	22

	$31	$34	$101	$110

Note 11 — Share-Based Compensation
     We have stockholder approved share-based compensation plans permitting awards to key employees and non-employee directors of stock-based awards, including restricted stock and options to purchase shares of our common stock.
     Share-based compensation expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Restricted stock	$(1)	$1	$3	$1
Cash-settled awards	1	—	—	2
Stock options	1	—	2	2

	$1	$1	$5	$5

     Cash-settled award compensation expense is dependent on the price of the underlying shares and can vary significantly. The fair value, and related compensation expense, of restricted stock and stock options are determined at the date of grant and do not typically change for subsequent changes in share price. The amount of expense will change, however, as a result of actual and estimated forfeitures. Additionally, the amount of expense recognized for awards subject to a performance condition will depend on whether it is probable the condition will be satisfied. In third quarter 2008, we reversed approximately $2 million in previously recorded expense related to grants with performance conditions we no longer expect will be satisfied.
Cash-settled awards
     During third quarter 2008, we granted 105 thousand shares of restricted stock units payable in cash, valued at less than $1 million, to our directors as compensation for meeting attendance. These awards vested immediately and are payable in cash.

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     A summary of cash-settled awards outstanding to our employees and directors follows:

	Equivalent Shares
	Three Months Ended	Nine Months Ended	Aggregate
	September 30, 2008	September 30, 2008	Current Value
	(In thousands)		(In millions)

Awards indexed to Guaranty stock at beginning of period	81	88
Granted	105	105
Settled	(25)	(32)

Awards indexed to Guaranty stock at September 30, 2008	161	161	$1

Awards indexed to Temple-Inland Inc. stock at September 30, 2008	244	244	4
Awards indexed to Forestar Real Estate Group Inc. stock at September 30, 2008	81	81	1

			$6

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
     The following information summarizes outstanding restricted stock awards on our stock held by our directors and employees:

	Shares
	Three Months Ended	Nine Months Ended	Aggregate
	September 30, 2008	September 30, 2008	Current Value
	(In thousands)		(In millions)

Outstanding beginning of period	1,671	26
Granted	—	1,703
Settled	(35)	(57)
Cancelled	(8)	(44)

Awards indexed to Guaranty stock at September 30, 2008	1,628	1,628	$6

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock Options
     The following information summarizes outstanding stock option awards held by our directors and employees at September 30, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	Per Share	Term	Price)
	(In thousands)		(In years)	(In millions)

Outstanding on Guaranty stock	306	$14	6	$—
Outstanding on Temple-Inland Inc. stock	921	17	6	2
Outstanding on Forestar Real Estate Group Inc. stock	307	22	6	—

				$2

Exercisable on Guaranty stock	194	$12	5	$—
Exercisable on Temple-Inland Inc. stock	584	14	5	2
Exercisable on Forestar Real Estate Group Inc. stock	195	18	5	—

				$2

Note 12 — Benefit Plans
     We recorded $1 million in expense in third quarter 2008 and $5 million in first nine months 2008 for contributions to our 401(k) plan.
Note 13 — Fair Value of Financial Instruments
     The carrying value and estimated fair value of financial instruments not carried at fair value in our balance sheet were as follows:

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
Financial assets
Loans, net	$10,081	$9,655	$9,928	$9,940
Mortgage-backed securities held-to-maturity:
U.S. Government and U.S. Government Sponsored Enterprises	719	719	1,229	1,230
Non-agency:
Internally valued	2,015	1,234	2,214	2,002
Market quotes	150	146	199	199

	2,884	2,099	3,642	3,431
Financial liabilities
Deposits	$9,210	$9,193	$9,375	$9,381
Federal Home Loan Bank borrowings	4,464	4,472	5,743	5,747
Subordinated notes payable to trust	314	278	314	277
Subordinated debt of subsidiary	237	227	—	—
Subordinated debentures and other borrowings	31	31	101	101

Other off-balance sheet instruments
Commitments to extend credit	$(8)	$(8)	$(7)	$(7)

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     SFAS No. 157 establishes a hierarchy of fair value determination methods reflecting the observability of the information underlying the determination:
•	Level 1 is observable prices in active markets.
•	Level 2 is observable prices in less than active markets or for different, but similar products, or valuation methodologies using observable data.

•	Level 3 is valuation methodologies using data not observable in the markets.
     Very little actual trading is occurring in non-agency securities. We have not been able to identify specific transactions for instruments similar to our internally valued non-agency securities for several months. Securities dealer market value estimates for these types of securities are generally accompanied by statements that the estimates do not reflect actual market transactions, and other disclaimers. As a result, we estimate the fair value of most of the non-agency securities we own using internal valuation techniques. We incorporate observable data to the extent it is available, including obtaining sample indicative value estimates from securities dealers. At September 30, 3008, the dealer indicative value estimates for the same securities varied widely among dealers, with differences of as much as 50%. As a result, beginning in third quarter 2008, in addition to considering dealer indicative value estimates, we incorporated the results of a multiple-path valuation approach prepared for us by a third-party as a significant input in our determination of the fair value of our internally valued non-agency securities. We believe the third party valuation approach incorporates market participant assumptions, including required return. We consider our fair value estimates for non-agency securities to be Level 3. The estimated market values of our non-agency securities would result in yields to maturity from 12% to 56% based on our estimates of the most probable future cash flows on those securities. Our estimated loss severity includes our estimate that some of the loans which default will be modified by the servicer, which we believe will reduce the losses on those modified loans.
     The fair value of financial instruments measured at fair value on a recurring basis, categorized in terms of SFAS No. 157 valuation criteria, at September 30, 2008 follows:

	Level 1	Level 3	Total
	(In millions)
Available-for-sale securities:
U.S. Government and U.S. Government Sponsored Enterprises mortgage-backed securities	$228	$—	$228
Non-agency mortgage-backed securities	—	919	919
Equity securities	—	4	4

	$228	$923	$1,151

     Changes in the fair value of financial instruments measured at fair value on a recurring basis using Level 3 information are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(In millions)

Recorded amount at beginning of the period	$837	$1,316
Change in unrealized losses for the period included in other comprehensive loss	99	(360)
Principal payments	(13)	(33)

Recorded amount at end of period	$923	$923

GUARANTY FINANCIAL GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     We measure certain assets at fair value on a nonrecurring basis. Fair value measurement for those assets usually results from asset impairment or lower-of-cost-or-market accounting. The fair value of assets measured at fair value on a nonrecurring basis, categorized in terms of SFAS No. 157 valuation criteria, at September 30, 2008 follows:

	Level 2	Level 3	Total
	(In millions)

Impaired loans	$192	$—	$192
Impaired mortgage-backed security	—	79	79
Foreclosed assets	50	—	50

	$242	$79	$321

Note 14 — Transactions with Temple-Inland Inc. and Other Related Parties
     A summary of transactions with Temple-Inland Inc. during 2007 when it was a related party (we do not consider Temple-Inland Inc. to be a related party following our spin-off), all of which were allocated expenses, follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(In millions)

Information technology support	$3	$11
Legal, human resources, and other administrative costs	2	5
Accounting, finance, and other	2	6
Share-based compensation (included in compensation expense)	1	5

	$8	$27

     We charge Temple-Inland Inc. for rent, taxes, insurance, and utilities in accordance with the terms of an operating lease agreement, and for insurance management services. We billed Temple-Inland Inc. $2 million for these services during third quarter 2007 and $6 million in first nine months 2007.
     At September 30, 2008, we had $43 million in loans and $7 million in unfunded commitments, to entities which members of our board of directors control. We entered into each of these transactions prior to those directors joining our board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “project,” “expect,” and similar expressions, including references to assumptions or our plans and goals. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	demand for new housing;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	our ability to borrow funds, maintain or increase deposits or raise capital could be limited which could adversely affect our liquidity and earnings;

•	costs or difficulties related to transitioning as a stand-alone public company following our spin-off from Temple-Inland Inc. in December 2007;

•	inability to realize elements of our strategic plans;

•	changes in the interest rate environment that expand or reduce margins or adversely affect critical estimates and projected returns on investments;

•	unfavorable changes in economic conditions affecting housing markets, credit markets, real estate values, or oil and gas prices, either nationally or regionally;

•	natural disasters in primary market areas that may result in prolonged business disruption or impair the value of collateral securing loans;

•	assumptions and estimates underlying critical accounting policies, particularly allowance for credit losses, mortgage-backed securities valuation and impairment assessments, ability to realize deferred tax assets, and goodwill and other intangible impairment assessments, that may prove to be materially incorrect or may not be borne out by subsequent events;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk, that may yield results other than those anticipated;

•	a significant change in the rate of inflation or deflation;

•	changes in the securities markets;

•	the ability to complete any merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of any merger, acquisition or divestiture; and the success of our business following any merger, acquisition or divestiture;

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business and any related actions for indemnification made pursuant to the various agreements with Temple-Inland Inc. and Forestar Real Estate Group Inc.;

•	the ability to maintain capital ratios acceptable to the Office of Thrift Supervision; and

•	changes in the value of real estate securing our loans.
     Other factors, including the Risk Factors described in Part II of this Form 10-Q and those included in “Item 1A — Risk Factors” of our Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Selected Ratios and Other Data (unaudited)

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2008	2008	2008	2007	2007	2008	2007
	(Dollars in millions, except per share)
For the period:
Net interest income	$83	$100	$98	$102	$99	$281	$289
Provision for credit losses	(78)	(99)	(58)	(33)	(19)	(235)	(17)
Net (loss) income	(162)	(85)	(10)	6	21	(257)	72
Net (charge-offs) recoveries	(100)	(19)	(2)	(6)	—	(121)	9
Return on average assets	(4.11)%	(2.08)%	(0.24)%	0.15%	0.53%	(2.11)%	0.61%
Return on average stockholders’ equity	(61.13)%	(37.12)%	(3.65)%	2.28%	8.06%	(33.01)%	9.31%
Net interest margin	2.14%	2.54%	2.49%	2.59%	2.65%	2.39%	2.59%

Period-end:
Loans, net	$10,081	$9,995	$10,099	$9,928	$9,561
Non-performing assets	520	406	284	179	130
Non-performing assets ratio	5.02%	3.95%	2.76%	1.78%	1.35%

Capital/Equity (actual):
Guaranty Bank tier 1 leverage ratio	8.99%	7.63%	7.58%	7.74%	7.79%
Guaranty Bank tier 1 risk-based ratio	9.75%	9.36%	9.38%	9.63%	9.94%
Guaranty Bank total risk-based capital ratio	12.65%	10.60%	10.61%	10.54%	10.68%
Tangible equity/tangible assets	5.55%	3.90%	4.45%	5.82%	5.36%
Tangible equity/per common share	$18.92	$13.85	$19.38	$27.36	n/a

Capital/Equity (proforma)(1):
Tangible equity/per common share	$7.82	n/a	n/a	n/a	n/a

Credit reserves:
Allowance for loan losses	$231	$250	$172	$118	$91
Allowance for loan losses to total loans	2.24%	2.44%	1.67%	1.17%	0.94%
Allowance for loan losses to non-performing loans	49%	69%	66%	71%	75%
Direct reduction of recorded investment in impaired loans (principal charged off)	$84	$4	$4	$4	$—
Allowance and direct reductions to recorded investment as a percentage of non-performing loans before direct reductions to recorded investment	57%	69%	66%	72%	75%

Total deposits	$9,210	$9,160	$9,248	$9,375	$9,376
Average interest-bearing deposits	8,551	8,405	8,588	8,609	8,794	$8,515	$8,735
Total branches	162	162	158	158	159

(1)	Proforma tangible equity/per common share at September 30, 2008 reflects the effect of the conversion of our convertible preferred stock and accrued dividends to common stock as if it had been converted prior to September 30, 2008.
Current Market Conditions
     Current conditions in the credit markets are difficult and volatile. Liquidity for non-agency investment securities is virtually non-existent, and there is a lack of price transparency for most non-agency securitized assets. As a result, credit availability for many potential borrowers has been dramatically reduced. In addition, and partly as a result, current conditions in residential housing markets are poor and worsening. In many markets there is an oversupply of housing, including significant increases in foreclosed properties being marketed, and decreasing demand. Homebuilders have found it difficult to sell new homes and many local and regional homebuilders are facing severe liquidity challenges resulting in their inability to complete land development projects and homes under construction. Declining economic conditions are increasing the number of homeowners unable to make required payments on loans, and declining values in many markets have made it difficult for borrowers to refinance when variable rate loan payments exceed their ability to service the loans. Foreclosures on collateral underlying single-family mortgage loans and homebuilder properties are increasing, particularly in the state of California where we have a significant concentration of our single-family mortgage and homebuilder loan portfolios.

     These conditions have negatively affected our investment securities and loan portfolios, particularly non-agency mortgage-backed securities, loans to homebuilders, and single-family mortgage loans. At September 30, 2008, the estimated fair value of the non-agency securities we own was below amortized cost by approximately $1.2 billion, or 34%. At September 30, 2008, we categorized 28% of our loans to homebuilders and 8% of our single-family mortgage loans as non-performing. As a result, we recorded $78 million in provision for credit losses in third quarter 2008 and $235 million for first nine months 2008.
     We expect these market conditions will continue throughout 2008 and 2009.
     To address these uncertainties, in third quarter 2008 we raised $562 million (before offering costs of $21 million) through the sale of 6.2 million shares of convertible preferred stock and $275 million face value of subordinated debt of Guaranty Bank in the Private Placements. On October 1, 2008, the convertible preferred stock was converted to common shares. Substantially all of the net proceeds qualify as regulatory capital for Guaranty Bank.
Analysis of Third Quarter 2008 and 2007
Performance Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Return on assets (net (loss) income divided by average total assets)	(4.11)%	0.53%	(2.11)%	0.61%
Return on equity (net (loss) income divided by average stockholders’ equity)	(61.13)%	8.06%	(33.01)%	9.31%
Dividend payout ratio (dividends declared divided by net income)	—	—	—	49%
Equity to asset ratio (average stockholders’ equity divided by average assets)	6.72%	6.55%	6.41%	6.53%
Net interest margin (net interest income divided by average earning assets)	2.14%	2.65%	2.39%	2.59%
     Significant aspects of our results of operations for third quarter 2008 follow:
•	Net loss was $162 million, a decline of $183 million from third quarter 2007, primarily a result of credit loss provisions, an other-than-temporary-impairment charge on one of our non-agency mortgage-backed securities, impairment of goodwill and intangible assets of our insurance agency, and a deferred income tax asset valuation allowance.

•	Net interest income decreased 16% compared to third quarter 2007. Our average earning assets did not change significantly, but our net interest margin decreased because we issued subordinated debt of Guaranty Bank in the Private Placements that has an effective yield of approximately 15%. Net interest margin was also negatively impacted by a significant increase in nonaccrual homebuilder loans.

•	We recorded $78 million in credit loss provisions in third quarter 2008, compared to $19 million in third quarter 2007. Approximately half of the third quarter 2008 provision for credit loss related to homebuilder loans, with the majority of the remainder related to single-family mortgage loans.

•	We recorded a $53 million other-than-temporary-impairment charge related to a non-agency mortgage-backed security.

•	We increased our valuation allowance against deferred tax assets by $85 million, because of uncertainty regarding our ability to realize those assets.

•	We determined the goodwill and other intangible assets related to our insurance agency were impaired and recorded a $14 million impairment charge to reduce the carrying amounts of those assets to their estimated fair value.

Results of Operations
Net Interest Income
     Our net interest income decreased because we issued subordinated debt of Guaranty Bank in the Private Placements that had an effective yield of approximately 15%. We recorded $7 million in interest expense on the Guaranty Bank subordinated debt in third quarter 2008 and expect to record approximately $9 million per quarter in the future. Net interest margin was also negatively impacted by a significant increase in nonaccrual homebuilder loans. Interest income we would have recorded in third quarter 2008 had our nonaccrual loans been performing would have been approximately $8 million. During the month of October, deposits increased by $1.8 billion primarily from certificates of deposits issued to our customers in our branches and to commercial customers. Approximately $630 million in this deposit increase was attributable to the issuance of brokered deposits. We used these funds to reduce our FHLB borrowings. As a result, this additional funding capacity will reduce our future net interest margin. Our commercial and business and commercial real estate portfolios continued to increase in balance, while our single-family mortgage and homebuilder portfolios declined in balance.
     If interest rates decrease further, our net interest margin is likely to decline. Please read Item 3. Quantitative and Qualitative Disclosure about Market Risk of this quarterly report on Form 10-Q for further quantitative information about the sensitivity of our earnings to potential changes in interest rates.
     Average balances, interest income and expense, and rates by major balance sheet categories were:

	Three Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)
ASSETS
Cash equivalents	$83	$2	1.78%	$73	$1	5.14%
Loans held for sale	1	—	4.93%	15	1	6.71%
Loans	10,172	123	4.85%	9,582	178	7.45%
Securities	4,952	58	4.74%	5,047	69	5.46%
Investments in Federal Home Loan Bank stock	233	1	2.32%	209	2	5.22%

Total earning assets	15,441	$184	4.76%	14,926	$251	6.73%
Net unrealized losses on available-for-sale securities	(430)			(27)
Other assets	772			1,006

Total assets	$15,783			$15,905

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,913	$18	1.80%	$3,748	$28	2.94%
Savings deposits	181	—	0.76%	180	—	0.72%
Certificates of deposit	4,457	39	3.51%	4,866	60	4.92%

Total interest-bearing deposits	8,551	57	2.67%	8,794	88	3.99%

Short-term Federal Home Loan Bank borrowings	4,369	26	2.36%	3,813	49	5.19%
Long-term Federal Home Loan Bank borrowings	656	7	4.31%	795	7	3.56%
Subordinated notes payable to trust	314	3	4.58%	314	6	7.18%
Subordinated debt of subsidiary	185	7	14.34%	—	—	—
Subordinated debentures and other borrowings	61	1	7.29%	103	2	8.82%

Total borrowings	5,585	44	3.16%	5,025	64	5.13%

Total interest-bearing liabilities	14,136	$101	2.86%	13,819	$152	4.41%

Interest rate spread			1.90%			2.32%
Noninterest-bearing demand deposits	468			646
Other liabilities	119			398
Stockholders’ equity	1,060			1,042

Total liabilities and stockholders’ equity	$15,783			$15,905

Impact of noninterest-bearing funds			0.24%			0.33%

Net interest income/margin		$83	2.14%		$99	2.65%

	Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)
ASSETS
Cash equivalents	$76	$2	2.39%	$82	$3	5.08%
Loans held for sale	4	—	3.61%	19	1	7.27%
Loans	10,156	405	5.32%	9,536	524	7.33%
Securities	5,187	201	5.18%	5,057	204	5.37%
Investments in Federal Home Loan Bank stock	247	6	3.24%	214	9	5.71%

Total earning assets	15,670	$614	5.23%	14,908	$741	6.63%
Net unrealized losses on available-for-sale securities	(298)			(8)
Other assets	834			886

Total assets	$16,206			$15,786

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,802	$58	2.03%	$3,640	$77	2.82%
Savings deposits	177	1	0.75%	188	1	0.71%
Certificates of deposit	4,536	134	3.95%	4,907	179	4.86%

Total interest-bearing deposits	8,515	193	3.02%	8,735	257	3.92%

Short-term Federal Home Loan Bank borrowings	4,736	93	2.61%	3,634	142	5.22%
Long-term Federal Home Loan Bank borrowings	723	23	4.26%	941	25	3.56%
Subordinated notes payable to trust	314	12	5.15%	264	14	6.97%
Subordinated debt of subsidiary	62	7	14.23%	—	—	—
Subordinated debentures and other borrowings	90	5	8.09%	104	7	8.43%
Preferred stock issued by subsidiaries	—	—	—	126	7	7.34%

Total borrowings	5,925	140	3.15%	5,069	195	5.13%

Total interest-bearing liabilities	14,440	$333	3.08%	13,804	$452	4.36%

Interest rate spread			2.15%			2.27%
Noninterest-bearing demand deposits	595			690
Other liabilities	133			261
Stockholders’ equity	1,038			1,031

Total liabilities and stockholders’ equity	$16,206			$15,786

Impact of noninterest-bearing funds			0.24%			0.32%

Net interest income/margin		$281	2.39%		$289	2.59%

Provision for Credit Losses
     We recorded $78 million in provision for credit losses in third quarter 2008 compared to $19 million in provision for credit losses in third quarter 2007. We recorded $235 million in provision for credit losses in first nine months 2008 compared to $17 million in provision for credit losses in first nine months 2007. Significant declines in the financial condition and liquidity of our homebuilder portfolio customers, as a result of current residential housing conditions, were the primary cause of our third quarter 2008 provision for credit losses. We recorded net charge-offs of $100 million in third quarter 2008, principally related to impaired and foreclosed homebuilder loans. We foreclosed on a number of homebuilder loans in third quarter 2008, and anticipate it will become necessary for us to foreclose on additional homebuilder loans during the remainder of 2008. It is likely we will record significant charge-offs and foreclosed real estate when we acquire collateral on those loans.
     Please read “Credit Risk” of this report on Form 10-Q for a discussion of our allowances for credit losses.

Noninterest Income
     Noninterest income consists of:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)

Insurance commissions and fees	$10	$13	$(3)	$33	$38	$(5)
Service charges on deposits	14	14	—	42	39	3
Non-deposit investment sales commissions	6	7	(1)	22	17	5
Commercial loan facility fees	4	3	1	11	13	(2)
Operating lease income	2	1	1	5	5	—
Other-than-temporary-impairment on mortgage-backed security	(53)	—	(53)	(53)	—	(53)
Loss on sale of mortgage-backed securities	(4)	—	(4)	(4)	—	(4)
Other	2	4	(2)	8	7	1

	$(19)	$42	$(61)	$64	$119	$(55)

Percent decrease for the period			(145)%			(46)%
     Insurance commissions and fees decreased because market rates for policy premiums, and the resulting commissions, for property and casualty insurance, the bulk of the business of our insurance agency, have decreased significantly.
     In third quarter 2008, we sold U.S. Government Sponsored Enterprise-issued securities totaling $412 million in amortized cost, including securities classified as available-for-sale and held-to-maturity. Each of the held-to-maturity securities and substantially all of the available-for-sale securities had a remaining principal balance less than 15% of the amount outstanding when we acquired the security. As allowed by GAAP, we have deemed such sales to be maturities for purposes of classification of our remaining securities. The remaining available-for-sale securities sold were sold at prices close to par value.

Noninterest Expense
     Noninterest expense consists of:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in millions)

Compensation and benefits	$46	$45	$1	$145	$136	$9
Occupancy	9	7	2	26	20	6
Information systems and technology	5	4	1	14	11	3
Advertising and promotional	5	4	1	16	11	5
Furniture, fixtures, and equipment	5	5	—	16	13	3
Professional services	5	3	2	13	7	6
Travel and other employee costs	2	2	—	8	7	1
Postage, printing, and supplies	2	2	—	6	6	—
Litigation charge	—	—	—	—	5	(5)
Depreciation of assets leased to others	1	2	(1)	4	5	(1)
Other	11	9	2	38	34	4
Shared services allocation from Temple-Inland Inc.	—	7	(7)	—	22	(22)

	91	90	1	286	277	9
Charges related to asset impairments and severance	14	—	14	17	—	17

	$105	$90	$15	$303	$277	$26

Percent increase for the period, excluding charges related to asset impairments and severance			1%			3%
     Increases in a number of our direct costs and expense categories in 2008 compared to 2007 were because we began to perform many activities ourselves following our separation from Temple-Inland Inc. Increases in compensation costs resulting from performing these activities were offset by cost reductions we achieved from our recent reduction-in-force. Additionally, in third quarter 2008, we reversed approximately $2 million in previously recorded expense related to stock-based compensation awards with performance conditions we no longer expect will be satisfied.
     Our marketing costs increased in third quarter 2008 as we implemented initiatives related to increasing consumer lending through our branch network and a new checking product. Professional services expenses increased in third quarter 2008 because of activities we undertook to register stock purchase rights and related shares we proposed, but decided against, issuing.
     We paid severance of $1 million in third quarter 2008, and expensed and paid $3 million through first nine months 2008, related to a reduction in our work force. Additionally, in third quarter 2008, we recorded $14 million in impairments related to our insurance agency.
Income Tax Expense
     Our effective tax rate was negative 36% in third quarter 2008 and 36% in third quarter 2007. In third quarter 2008, we increased our valuation allowance against deferred tax assets by $85 million. Excluding the valuation allowance, our effective tax rate in third quarter 2008 was 30%. The decrease in effective rate, excluding valuation allowance, from 2007 is a result of the impact of state margin taxes, particularly Texas, for which we do not receive a tax benefit from our net loss.

Segment Performance Summary
     Segment operating income (loss), which we measure exclusive of taxes, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Commercial banking	$(17)	$44	$(41)	$165
Retail banking	(17)	(3)	(51)	(17)
Insurance agency	(1)	1	(2)	4
Mortgage banking	(2)	(1)	(4)	(9)
Treasury, corporate and other	(82)	(9)	(95)	(29)

	$(119)	$32	$(193)	$114

Commercial Banking
     Third quarter 2008 segment operating results decreased $61 million compared to third quarter 2007. The principal cause of the decrease was $71 million in provision for credit losses in the segment in third quarter 2008. The provision for credit losses was predominantly related to increases in non-performing homebuilder loans, which increased from $233 million at June 30, 2008 to $295 million at September 30, 2008.
Retail Banking
     Third quarter 2008 segment operating results decreased $14 million compared to third quarter 2007. Segment net interest income decreased because earnings credits on deposits decreased as wholesale interest rates declined, but deposit pricing did not decrease proportionately with wholesale price declines.
Insurance Agency
     In third quarter 2008, insurance agency commissions and fees decreased $3 million compared to third quarter 2007 because market rates for policy premiums, and the resulting commissions, for property and casualty insurance, the bulk of the business of our insurance agency, have decreased significantly.
Treasury, corporate and other
     Segment operating results in third quarter 2008 decreased $73 million compared to third quarter 2007, principally because of an other-than-temporary-impairment charge on a mortgage-backed security, goodwill and intangible impairment charges related to our insurance agency, and provisions for credit losses not allocated to our other segments.

Financial Condition
Loans
     The composition of our loans at September 30, 2008 follows:
     The loan portfolio consists of:

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
	(Dollars in millions)

Single-family mortgage	$1,397	14%	$1,672	17%
Single-family mortgage warehouse	924	9%	695	7%
Single-family construction (homebuilders)	1,060	10%	1,510	15%
Multifamily and senior housing	2,044	20%	1,541	15%
Commercial real estate	1,837	18%	1,674	17%
Commercial and business	1,432	14%	1,340	13%
Energy	1,399	14%	1,470	15%
Consumer and other	219	1%	144	1%

Total loans	10,312	100%	10,046	100%
Less allowance for loan losses	(231)		(118)

Loans, net	$10,081		$9,928

     The majority of our commercial real estate, multifamily, and senior housing loans are construction-related. The single-family construction portfolio consists of loans to finance homebuilding activities, including construction and acquisition of developed lots and undeveloped land. Single-family construction loans decreased in 2008 because we exited a number of credit relationships to reduce our risk, and we have begun to foreclose on some of the loans. Please read “Credit Risk” of this report on Form 10-Q for further information regarding credit risk characteristics of our single-family construction loan portfolio.

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
     Information about our single-family mortgage loans, by category follows:

	September 30, 2008		December 31, 2007
	Unpaid	Total	Unpaid	Total
	Principal	Delinquency	Principal	Delinquency
	Balance	> 30 days	Balance	> 30 days
	(Dollars in millions)

Option ARMs	$377	25.80%	$502	10.80%
Intermediate ARMs	476	7.27%	709	3.27%
Other first liens	406	9.12%	279	8.00%
Repurchased loans	32	42.12%	35	41.64%
Second liens	106	1.88%	147	1.54%

	$1,397	13.21%	$1,672	6.97%

     The majority of other first lien loans are intermediate ARMs that have reached the monthly variable rate period of their contracts.
     Beginning in third quarter 2007 and through second quarter 2008, we solicited for modification performing single-family mortgage loan borrowers whose loans were nearing the end of a fixed rate accrual period and would soon enter the floating rate period of their loan contracts. We also solicited for modification Option ARM borrowers we expected would soon reach a payment reset threshold. We obtained updated credit scores for the borrowers, and offered them five-year extended fixed rate accrual periods at the then-current market rate for borrowers with similar credit scores. Our objective in making these offers was to retain performing loans, for which we expected the borrowers would likely otherwise refinance with other lenders offering fixed rate terms. We only offered these terms to performing borrowers who had not previously been delinquent and had not inquired of us to reduce payment terms. At September 30, 2008, 89% of these borrowers were current on their loan payments, and we estimate approximately 80% of the loans have a current loan-to-value ratio below 80%. We anticipate offering modification terms to most of our remaining single-family mortgage loan borrowers to reduce credit risk and to increase borrower flexibility.

Investment Securities
     The following charts summarize the fair value distribution of our mortgage-backed securities portfolio at September 30, 2008.

By Issuer	By Type

     All of the mortgage-backed securities we own have single-family residential mortgage loans as the underlying assets. None of the securities include sub-prime loans. All of the non-agency securities are credit-enhanced by subordinate tranches not owned by us, that will absorb credit losses of the underlying loans until those tranches are depleted. At September 30, 2008, subordinated tranches averaged 16% of the outstanding balances of the loan pools underlying the securities, and on average 25% of the loans in the loan pools were delinquent on their payments.
     At September 30, 2008, we determined it probable we would not recover all principal and stated interest on one of the non-agency securities we own. As a result, we recorded a charge to other noninterest income of $53 million to reduce the carrying amount of the security to the estimated fair value of $79 million.
     The current environment in the housing and credit markets has resulted in almost no liquidity for non-agency securities backed by mortgage assets. Though all of the non-agency securities we own carried AAA ratings from two different nationally recognized securities rating organizations when we acquired them, most were downgraded by one or both of those rating organizations in third quarter 2008. Eight securities, comprising approximately $947 million in carrying value, were rated below BBB by at least one of the rating agencies at September 30, 2008. Determining the fair value of non-agency securities is currently difficult because very little actual trading is occurring. Information about our valuation techniques, significant inputs to valuation models, and calibration of those models is included in Note 13 to our unaudited financial statements in Item 1 and in Note 18 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Our estimate of fair value, as defined in SFAS No. 157, of the non-agency mortgage-backed securities was $1.2 billion less than our amortized original cost at September 30, 2008. We have recorded $414 million of this unrealized loss in the carrying value of securities we classify as available-for-sale. We reduced the amortized cost for one security $53 million through other-than-temporary-impairment because we determined it probable we would not recover all principal and stated interest. The remaining $785 million in unrealized losses relate to securities we classify as held-to-maturity. We continue to expect to recover those unrealized losses by holding those securities to maturity and therefore we have not recorded them in the carrying value of the related securities.
     We do not have any plans to sell any of the non-agency securities and have the intent and ability to hold them until repayment. Our consideration of whether the unrealized losses are other-than-temporary includes many factors including the length of time a security has had an unrealized loss, the severity of the unrealized loss and the ratings assigned by rating organizations. If the unrealized losses persist or further increase, the securities’ ratings were to be further downgraded, or our estimates of cash flows decrease, we might conclude some or all of the remaining unrealized losses were other-than-temporary, which would result in further charges to earnings and corresponding decreases in regulatory capital of Guaranty Bank.

     In third quarter 2008, we received $195 million in principal paydowns on mortgage-backed securities, an annualized rate of 16%.
     Information about our mortgage-backed securities portfolio at September 30, 2008 follows:

				Net
		Net		Unrealized
		Unrealized		Losses on
		Losses on		Held-to-
	Amortized	Available-for-	Carrying	Maturity
	Cost	Sale Securities	Value	Securities	Fair Value
	(In millions)
U.S. Government and U.S. Government Sponsored Enterprises	$947	$––	$947	$––	$947
Non-agency:
Internally valued	3,344	(414)	2,930	(781)	2,149
Market quotes	154	––	154	(4)	150

	$4,445	$(414)	$4,031	$(785)	$3,246

     Information about our non-agency securities at September 30, 2008 follows:

					Subord-		Unpaid
			Delinquency%		ination		Principal	Amortized
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Originator	Balance	Cost	Fair Value
(Dollars in millions)
12MTA Option ARMs
Structured Asset Mortgage Investment II Trust 2007-AR6	Class A2	86364RAB5	22%	16%	12%	American Home Mortgage Corp.	$407	$407	$267	*
RALI 2007-QO5 Trust	Class A	74924AAA3	25%	18%	11%	Homecomings Financial	204	204	137	*
Alternative Loan Trust 2005-81	Class A-4	12668BBR3	30%	24%	13%	Countrywide Home Loans	142	143	88
Structured Asset Mortgage Investment II Trust 2005-AR8	Class A-5	86359LSB6	34%	28%	13%	Countrywide Home Loans	133	135	60
Alternative Loan Trust 2006-OA2	Class A-7	126694V88	39%	32%	15%	Countrywide Home Loans	128	79	79
Alternative Loan Trust 2005-76	Class 1-A-2	12668BDD2	35%	29%	18%	Countrywide Home Loans	125	127	76
Alternative Loan Trust 2005-58	Class A-3	12668AWK7	34%	28%	14%	Countrywide Home Loans	122	123	70
Alternative Loan Trust 2005-51	Class 3-A-1	12668ACW3	30%	24%	17%	Countrywide Home Loans	123	124	78
Alternative Loan Trust 2005-62	Class 1-A-2	12668ATP0	35%	29%	17%	Countrywide Home Loans	116	117	57

RALI Series 2005-QO5 Trust	Class A-3	761118QP6	34%	26%	14%	Homecomings Financial Network, SCME, Mortgage IT, Other	97	99	33
RALI Series 2005-Q01 Trust	Class A-4	761118ER5	28%	21%	17%	Homecomings Financial Network, Other	87	89	49
Alternative Loan Trust 2005-38	Class A-2	12667GZ22	30%	25%	19%	Countrywide Home Loans	69	70	41
Alternative Loan Trust 2005-41	Class 2-A-1	12667GR96	33%	26%	21%	Countrywide Home Loans	65	66	44
Structured Asset Mortgage Investments II Trust 2006-AR3	Class 12A4	86360KAH1	37%	30%	15%	Countrywide Home Loans, Bank of America, and other	68	70	25
Harborview Mortgage Loan Trust 2005-8	Class 2A3	41161PRT2	25%	22%	20%	Countrywide Home Loans	60	62	41
Greenpoint Mortgage Funding Trust 2005-AR5	Class I-A-2	39538WEC8	40%	34%	21%	Greenpoint Mortgage Funding	52	53	36
Structured Asset Mortgage Investments II Trust 2005-AR4	Class A2	86359LMA4	35%	28%	23%	Countrywide Home Loans	53	54	34
WaMu Mortgage Pass-Through Certificates, Series 2005-AR9	Class A2A	92922FU97	10%	7%	19%	One or more approved institutions	49	50	36
Structured Asset Mortgage Investments II Trust 2005-AR7	Class 5A2	86359LQT9	25%	21%	17%	Southstar Funding LLC/Opteum Financial Services LLC, First Horizon, BOA, other	40	40	25
Greenpoint Mortgage Funding Trust 2006-AR3	Class 4A3	39538WHH4	32%	28%	15%	Greenpoint Mortgage Funding	37	38	19
Harborview Mortgage Loan Trust 2005-16	Class 4A1B	41161PZD8	28%	24%	19%	Countrywide Home Loans	32	32	23
IndyMac INDX Mortgage Loan Trust 2005-16IP	Class A3	45660LUF4	26%	21%	20%	IndyMac Bank, F.S.B.	26	26	14

							2,235	2,208	1,332

*	Security designated as available-for-sale, thus carrying value for available-for-sale securities is equal to fair value.

					Subord-		Unpaid
			Delinquency %		ination		Principal	Amortized
Issuer and Underlying Asset Type	Tranche	Cusip	Total	>60 day	%	Loan Originator	Balance	Cost	Fair Value
(Dollars in millions)
Hybrid Option ARMs (5Y Fixed/12MTA)
RALI 2007-QH8 Trust	Class A	74924EAA5	23%	16%	13%	Homecomings Financial	476	476	331	*

COFI Option ARMs
WaMu Mortgage Pass-Through Certificates 2007-OA4	Class 2A	93364CAC2	20%	14%	30%	Washington Mutual Bank	134	134	99	*
Washington Mutual Mortgage Pass-Through Certificates WMALT 2007-OA3 Trust	Class 5A	939355AE3	25%	18%	14%	Washington Mutual Bank or others, Mortgage IT	118	118	88
WaMu Mortgage Pass-Through Certificates 2007-OA5	Class 2A	93364BAC4	20%	16%	30%	Washington Mutual Bank	107	107	80	*
WaMu Mortgage Pass- Through Certificates 2006-AR9	Class 2A-1B	93363DAC1	13%	8%	10%	Washington Mutual Bank	83	83	62
WaMu Mortgage Pass -Through Certificates 2006-AR9	Class 2A	93363DAB3	13%	8%	36%	Washington Mutual Bank	52	52	42
WaMu Mortgage Pass- Through Certificates 2006-AR11	Class 2A-1B	93363TAC6	15%	11%	10%	Washington Mutual Bank	41	42	28
WaMu Mortgage Pass Through Certificates 2006-AR13	Class 2A-1B	93363RAC0	15%	10%	10%	Washington Mutual Bank	36	36	24
WaMu Mortgage Pass- Through Certificates 2006-AR15	Class 2A-1B	93363QAD0	12%	9%	10%	Washington Mutual Bank	31	31	23
WaMu Mortgage Pass- Through Certificates 2006-AR17	Class 2A-1B	92925DAE0	16%	11%	10%	Washington Mutual Bank	23	23	16
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A	933638AD0	13%	10%	39%	Washington Mutual Bank	20	20	15
WaMu Mortgage Pass- Through Certificates 2006-AR19	Class 2A-1B	933638AE8	13%	10%	9%	Washington Mutual Bank	13	13	9
Home Savings of America	1988-7A	436904AG1	––	––	102%	Not Available	1	1	1	*
Home Savings of America	1988-8A	436904AJ5	––	––	102%	Not Available	2	2	2	*
Home Savings of America	1988-10A	436904AK2	––	––	103%	Not Available	1	1	1	*
Home Savings of America	1988-11A	436904AL0	––	––	103%	Not Available	1	1	1	*

							663	664	491

5/1 LIBOR
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2004-H	Class 2A1	05949ARD4	4%	2%	7%	Bank of America, N.A.	38	38	37
GSR Mortgage Loan Trust 2004-11	Class 2A1	36242DFS7	5%	5%	9%	Various Lenders	39	40	36
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-K	Class 2A2	05948XZH7	1%	––	6%	Bank of America, N.A.	27	27	27
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-H	Class 2A2	05948XTH4	1%	––	6%	Bank of America, N.A.	21	21	21
GSR Mortgage Loan Trust 2003-9	Class A2	36228FWS1	3%	1%	8%	Various Lenders	16	16	16
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-D	Class 2A3	05948XBU4	2%	1%	7%	Bank of America, N.A.	6	6	6
Banc of America Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series 2003-A	Class 2A1	05948LAE7	5%	1%	9%	Bank of America, N.A.	2	2	2

							149	150	145

			25%	20%	16%		$3,523	$3,498	$2,299

*	Security designated as available-for-sale, thus carrying value for available-for-sale securities is equal to fair value.
     Information at September 30, 2008 about the geographic distribution of the mortgage loans underlying the non-agency securities we own follows:

California	60%
Florida	12%
Arizona	3%
Other	8%
Not available	17%

100%

Deposits
     Deposits consist of:

September 30, 2008	December 31, 2007

     Included in transaction accounts are interest-bearing checking accounts totaling $1.1 billion at September 30, 2008 and September 30, 2007. We recorded interest expense on interest-bearing checking accounts at an average rate of 0.4% for third quarter 2008 and 0.5% for third quarter 2007. Total deposits decreased by 2% at September 30, 2008 compared to December 31, 2007.
     In third quarter 2008, we began accepting brokered deposits from a number of dealers. At September 30, 2008, we had $45 million in brokered deposits, and in October accepted an additional $630 million.
     At September 30, 2008, approximately $1.1 billion (12%) of our deposits, excluding those of our subsidiaries and affiliates, exceeded the then-current federal deposit insurance limit of $100,000 per individual. Subsequent to September 30, 2008, a change to federal law temporarily increased insured deposit coverage to $250,000 per individual. At September 30, 2008, approximately $174 million (2%) of our non-commercial deposits at September 30, 2008 exceeded $250,000 per individual, and $401 million of our commercial deposits (excluding those of our subsidiaries and affiliates) exceeded $250,000.
Borrowings
     Our FHLB borrowings consist of both short-term and long-term borrowings. Short-term borrowings are generally 7 to 30 days in maturity, and we use them to meet daily liquidity needs. We utilize longer-term FHLB borrowings at times to match the interest rate characteristics of some of our assets, such as those repricing after three to five years. Please read “Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations” of this report on Form 10-Q for information about collateral we have pledged for FHLB borrowings.
     We allocated $237 million of the proceeds from the Private Placements to the Guaranty Bank subordinated debt. The Guaranty Bank subordinated debt accrues interest at 12% on its $275 million face amount, resulting in an effective interest rate of approximately 15% after accretion of the discount and amortization of offering costs we allocated to the subordinated debt.

Credit Risk
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Accruing loans past-due 90 days or more	$27	$6

Non-performing loans	$470	$166
Foreclosed real estate	50	13

Non-performing assets	$520	$179

Non-performing loans as a percentage of total loans	4.56%	1.65%
Non-performing assets divided by total loans and foreclosed real estate	5.02%	1.78%
Allowance for loan losses as a percentage of non-performing loans	49%	71%
Allowance and direct reductions to recorded investment as a percentage of non-performing loans before direct reductions to recorded investment	57%	72%
Allowance for loan losses as a percentage of total loans	2.24%	1.17%
Single-family mortgage loan delinquencies as a percentage of single-family mortgage loans	13.21%	6.97%
     Information about our allowances for credit losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Balance at beginning of period	$261	$79	$125	$72
Provision for credit losses	78	19	235	17
Net (charge-offs) recoveries	(100)	––	(121)	9

Balance at end of period	$239	$98	$239	$98

Allowance for loan losses	$231	$91	$231	$91
Commitment-related reserves	8	7	8	7

	$239	$98	$239	$98

Provision (credit) for:
Loan losses	$81	$19	$234	$17
Commitment-related credit losses	(3)	––	1	––

Combined provision for credit losses	$78	$19	$235	$17

Net charge-offs (recoveries) as a percentage of average loans outstanding	3.93%	––	1.59%	(0.11)%
     Conditions in the residential housing and credit markets continue to deteriorate. Our non-performing loans to homebuilders increased $62 million in third quarter 2008. Our non-performing single-family mortgage loans also increased in third quarter 2008 by $11 million. As a result, our asset quality measures have deteriorated substantially, including an increase in non-performing assets and much higher provisions for credit losses than over the previous several years. Until conditions in the housing and credit markets improve, it is likely we will continue to report significant non-performing assets, charge-offs, and provisions for credit losses.

     The allowance for loan losses by loan category was:

	September 30, 2008		December 31, 2007
		Allowance		Allowance
		as a % of		as a % of
		Loan		Loan
	Allowance	Category	Allowance	Category
	(Dollars in millions)

Single-family mortgage	$42	3.01%	$9	0.54%
Single-family mortgage warehouse	4	0.43%	6	0.86%
Single-family construction (homebuilders)	98	9.25%	48	3.18%
Multifamily and senior housing	17	0.83%	6	0.39%
Commercial real estate	10	0.54%	6	0.36%
Commercial and business	21	1.47%	15	1.12%
Energy	9	0.64%	6	0.41%
Consumer and other	1	0.46%	––	––
Incurred but not yet identified losses	29	––	22	––

	$231	2.24%	$118	1.17%

Concentration
     Information about the underlying collateral and geographic location of our single-family construction loans, including local, regional, and national homebuilders at September 30, 2008 follows:

		Lots and
		Land
		Acquisition
	Single-Family	and
	Houses	Development	Other		Total
	(In millions)

California	$106	$200	$53		$359
Texas	77	21	––		98
Florida	15	20	44		79
Arizona	21	46	14		81
Colorado	39	27	––		66
Other	60	97	220	(a)	377

	$318	$411	$331		$1,060

(a)	Principally unsecured loans to national homebuilders
     Our commercial real estate construction loans are diversified geographically, and across a number of different property types. Information about those loans at September 30, 2008 follows:

	% of	% of Total
	Commercial	Loan
	Real Estate	Portfolio
Office	48%	9%
Retail	27%	5%
Industrial	14%	2%
Land	11%	2%

	100%	18%

     We originate and maintain large credit relationships with a number of customers in the ordinary course of business as a result of the types of lending in which we engage. Information about our 25 largest relationships, by amount of loan commitment, at September 30, 2008, follows:

	Commitment	Outstanding
	(In millions)

Commercial real estate and senior housing construction	$1,629	$1,185
Energy and commercial and business	652	441
Single-family construction	175	20

	$2,456	$1,646

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, and Contractual Obligations
     Our principal operating cash requirements are for interest, compensation, and taxes.
     The change in our borrowings generally moves in tandem with the amounts invested in loans and securities less changes in deposits because we use borrowings to fund our investments in excess of deposits. The amount of borrowing will decrease as opportunity to invest decreases and will increase as opportunity to invest increases. In first nine months 2008, we used cash flow from operations and principal payments on securities to fund increases in loans and decreases in deposits and borrowings.
     Our liquidity needs are associated with cash flow requirements of our deposit and loan customers, our other commitments (including borrowing costs and maturities), and our operating activities. We have a variety of liquidity sources including:
•	Cash on hand and deposits at the Federal Reserve;

•	Operating cash flows;

•	New deposits;

•	Ability to borrow from the FHLB; and

•	A portfolio of assets, including marketable mortgage-backed securities, which we can pledge as borrowings or sell or securitize if necessary.
     We continue to have sufficient funds availability, principally borrowing capacity at the Federal Home Loan Bank of Dallas, to meet our anticipated loan funding and operating requirements. Our borrowings from the FHLB are secured by a blanket floating lien on certain of our loans, and by securities we maintain on deposit at the FHLB. At September 30, 2008, $12 billion in principal balance of our loans and securities were pledged as collateral for FHLB borrowings. The FHLB lends to us at varying advance rates for differing types of collateral. Based upon this eligible collateral, we had the ability to borrow an additional $2.2 billion from the FHLB at September 30, 2008. Additionally, we have other assets not pledged as collateral on FHLB borrowings, which we could pledge as collateral with other lenders, including the Federal Reserve, and unsecured commitments, which provide an additional $2.2 billion in borrowing capacity at September 30, 2008. During the month of October, deposits increased by $1.8 billion primarily from certificates of deposit issued to customers in our branches and to commercial customers, and brokered deposits. We used these funds to reduce our FHLB borrowings, increasing our unfunded borrowing capacity with the FHLB. Our unfunded borrowing capacity at the FHLB and Federal Reserve are essentially uncommitted and, in general, could be decreased at their discretion.
     FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated BBB or higher by at least one nationally recognized securities rating organization. At October 31, 2008, two of our securities had been downgraded below BBB by both rating organizations which rate them. As a result, they are no longer eligible as collateral against borrowings from FHLB Dallas. Seven additional securities are rated below BBB by one rating organization at October 31, 2008. If the other rating organization were to downgrade all of these securities below BBB, it would further reduce our borrowing capacity by approximately $500 million. Additionally, the FHLB’s regulator issued an advisory bulletin in third quarter 2008 regarding acceptability of mortgage-backed securities issued after July 10, 2007 as collateral. Several of our securities may be subject to that advisory. If FHLB were to exclude these securities from eligible collateral, it would reduce our borrowing capacity by approximately $600 million. If FHLB were to reduce our borrowing capacity because of further market value changes or further downgrades of our collateral, and we were not able to replace the financing on similar terms or replace the downgraded securities with other eligible collateral, our liquidity could be materially adversely affected. It would likely be difficult to secure replacement financing in the current credit markets.

Contractual Obligations
     At September 30, 2008 our contractual obligations consist of:

		Payments Due or Expiring by Period
	Total	2008	2009-10	2011-12	Thereafter	Indeterminable
	(In millions)
Items on our balance sheet:
Transaction and savings deposit accounts	$4,347	$––	$––	$––	$––	$4,347
Certificates of deposit	4,818	1,505	3,179	114	20	––
Brokered certificates of deposit	45	––	45	––	––	––
Federal Home Loan Bank borrowings	4,464	4,030	309	125	––	––
Subordinated notes payable to trust	314	––	––	––	314	––
Subordinated debt of subsidiary	275	––	––	––	275	––

Items not on our balance sheet:
Contractual interest payments	981	27	202	126	626	––
Operating leases	42	2	16	14	10	––
Processing contracts	16	4	10	2	––	––

	$15,302	$5,568	$3,761	$381	$1,245	$4,347

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

	September 30,	December 31,
	2008	2007
	(In millions)

Single-family mortgage loans	$94	$87
Unused lines of credit	1,718	1,959
Unfunded portion of credit commitments — pledgeable	2,881	3,866
Unfunded portion of credit commitments — non-pledgeable	612	621
Commitments to originate loans — pledgeable	184	337
Commitments to originate loans — non-pledgeable	181	417
Letters of credit	292	359

	$5,962	$7,646

Capital Management
     At September 30, 2008, Guaranty Bank was “well-capitalized” under the federal capital adequacy regulations. The following table sets forth actual capital amounts and ratios for Guaranty Bank, along with the minimum capital amounts and ratios required of all federally insured financial institutions in order to meet capital adequacy requirements and to be categorized as “well-capitalized”.

			For Categorization as		Regulatory
	Actual		“Well Capitalized”		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Total Risk-Based Ratio (Risk-based Capital/Total Risk-weighted Assets)	$1,804	12.65%	$1,426	≥10.00%	$1,141	≥ 8.00%
Tier 1 (Core) Risk-based Ratio (Core Capital/Total Risk-weighted Assets)	$1,390	9.75%	$856	≥ 6.00%	$570	≥ 4.00%
Tier 1 (Core) Leverage Ratio (Core Capital/Adjusted Tangible Assets)	$1,390	8.99%	$773	≥ 5.00%	$619	≥ 4.00%
Tangible Ratio (Tangible Capital/ Tangible Assets)	$1,390	8.99%	n/a	n/a	$309	≥ 2.00%
     We did not pay or declare a dividend on our common stock in third quarter 2008. Our ability to pay dividends, which is limited by regulatory capital requirements at Guaranty Bank, has historically depended to a great extent on our after-tax earnings and our asset growth.
Recent Accounting Standards
     Please see “Note 1 to our unaudited financial statements in Item 1” of this report on Form 10-Q for information about new and pending accounting pronouncements.
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
     As a result of our participation in the Visa USA (“Visa”) network, principally related to ATM and debit cards, we own 33 thousand Class B common shares of Visa for which we have no carrying value. As a former member of Visa, we participate in an indemnification provision in Visa’s bylaws. We are not a named defendant in any of Visa’s litigation matters, and have no access to any non-public information about the matters. Visa recently announced it had reached settlement on one of the indemnified matters. Based on the information we have obtained we do not believe our indemnification obligation for that matter is significant.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     The following table illustrates the estimated effect on our pre-tax income of hypothetical immediate, parallel, and sustained shifts in interest rates for the next 12 months at September 30, 2008, compared to information at December 31, 2007. This estimate considers the effect of changing prepayment speeds, repricing characteristics, and expected average balances over the next 12 months.

	Increase (Decrease) in
	Income Before Taxes
Change in	September 30,	December 31,
Interest Rate	2008	2007
	(In millions)

+1%	$24	$(6)
–1%	(28)	(12)

     The change in our interest rate sensitivity from December 31, 2007 is principally because of the decrease in single-family mortgage loans and mortgage-backed securities. These assets have interest rates, which are less responsive to changes in interest rates than our commercial loans. As the mortgage portfolios decrease, our overall asset yields become more responsive to changes in interest rates.
     Additionally, our funding costs are less sensitive to changes in interest rates at September 30, 2008 because of two factors:
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
(b) Changes in internal control over financial reporting
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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
     We do not expect that the eventual outcome of any or all of our pending legal matters will have a significant adverse effect on our financial position, long-term results of operations, or cash flow. However, it is possible that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for 2007, except as set forth below:
     Volatility in the credit and residential housing markets could result in further losses on our mortgage-backed securities and loans.
     Credit markets in many sectors have experienced dramatic reductions in liquidity and increases in required returns by investors in credit-sensitive assets. These conditions began in 2007 in the sub-prime mortgage market but have expanded in 2008 to include virtually all non-agency mortgage-backed securities and many other asset-backed markets. Mortgage-backed securities comprise a higher percentage of our assets than they do for many other financial institutions. At September 30, 2008, approximately 26% of our assets were mortgage-backed securities and approximately three-fourths of those securities were non-agency securities. Recent transactions by distressed sellers, and expectations of further distressed sales, have exacerbated market discounts for mortgage-backed securities and generally removed the majority of typical participants from transactions in non-agency securities. As a result, it is difficult to determine fair values for those securities and would likely be difficult to sell securities in the current market at all. We estimate the fair value of the non-agency securities we own was below amortized cost by approximately $1.2 billion, or 34%, at September 30, 2008. Though we currently have the intent and ability to hold the securities until repayment, if it became necessary for us to sell non-agency securities, any sales would almost certainly be at a significant discount to par value which would have a negative effect on our operating results and capital position.
     Current market conditions include a severe over-supply of land, lots, and finished homes in many markets including those where we do business. At September 30, 2008, approximately 7% of our assets were loans to homebuilders and 9% of our assets were single-family mortgage loans. Many of our homebuilder borrowers are experiencing decreased sales and pricing and some are facing significant financial difficulty. We had approximately $295 million in non-performing homebuilder loans and approximately $108 million of non-performing single-family mortgage loans at September 30, 2008. The percentage of our single-family mortgage loans delinquent in their payments has increased from 7% to 13% since year-end 2007. If housing markets, particularly in California, continue to deteriorate, we will experience a further increase in non-performing loans, provisions for loan losses, and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow earning assets, return to profitability, or meet our financial obligations.
     Declining real estate values may cause borrowers to default on loans underlying mortgage-backed securities we own, reducing the likelihood of recoverability of our investments.
     Deterioration in the value of single-family homes may cause borrowers to default on the mortgages underlying the mortgage-backed securities we own. If credit losses on the underlying loans were to exceed the subordinated tranches, we would not receive the full stated interest due on the securities or our full principal balance, or both. If we were to conclude unrealized losses on the mortgage-backed securities were other-than-temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under generally accepted accounting principles to reduce the cost basis of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital.

     Many of the loans underlying the non-agency mortgage-backed securities we own have one or more characteristics increasing the risk of default by the borrowers. These characteristics include various monthly payment options, referred to as Option ARMs, and limited underwriting documentation. At September 30, 2008, over 95% of the loans underlying the non-agency mortgage-backed securities we own are Option ARMs. Additionally, approximately 60% of the loans underlying the non-agency mortgage-backed securities we own are secured by real estate in California.
     If a significant portion of our non-agency mortgage-backed securities portfolio were to be downgraded below investment grade by both of the securities rating organizations which rate the securities, or the market value of those securities further declined, it would negatively affect our liquidity.
     At September 30, 2008, we had outstanding indebtedness to FHLB Dallas in the amount of $4.5 billion. FHLB Dallas currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated BBB or higher by at least one nationally recognized securities rating organization. Seven of our non-agency securities are rated below BBB by one rating organization at October 31, 2008, but BBB or higher by another. If the other rating organization were to downgrade all of these securities below BBB, it would reduce our borrowing capacity by approximately $ 500 million.
     If FHLB were to reduce our borrowing capacity, and we were not able to replace the financing on similar terms, our liquidity could be materially and adversely affected. It may be difficult to secure replacement financing in the current credit markets.
     Regulatory ownership limits and market conditions may prevent us from raising needed equity capital in the future.
     We are required to maintain minimum levels of capital at Guaranty Bank under federal capital adequacy standards applicable to financial institutions. Under federal law, the Office of Thrift Supervision, or OTS, has broad authority to set and modify capital adequacy standards, to determine whether we have satisfied those standards, to require us to take remedial actions to meet the standards, and to take regulatory action if we do not comply. Acting pursuant to this broad authority, the OTS has wide powers to require us to take actions that it determines to be necessary to protect depositors of Guaranty Bank or the federal deposit insurance fund or to cause us to meet any capital standards that it imposes.
     We may, at some point, need to raise additional capital as a result of regulatory requirements to improve our capital, to support our business as a result of losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance and prospects. Moreover, federal laws and regulations currently require persons or entities that acquire 25% or more of our voting securities to register as a thrift holding company. In particular, we have raised a significant amount of equity capital from our two largest stockholders, TRT Financial Holdings, LLC and Icahn Partners LP along with entities related to Icahn Partners LP. As of October 31, 2008, those parties held more than 19% and 17%, respectively, of our outstanding Common Stock. If either of these stockholders were to purchase additional significant amounts of our voting equity securities, they might have to file applications with the OTS to register as holding companies. Because holding companies are subject to significant regulation and oversight by the OTS, either or both of these stockholders may be unwilling to become a thrift holding company. Even if they make an application, it may be rejected or delayed by the OTS.
     Accordingly, we may not be able to raise additional capital if needed on terms acceptable to us, or at all. Stockholders from whom we have recently raised significant amounts of equity capital may be unwilling or unable to purchase more of our equity securities if a purchase would result in them having to register as a thrift holding company. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and operate our business could be materially impaired, our creditors could exercise their remedies, or the OTS could exercise its broad regulatory powers described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     At a Special Meeting of Stockholders held on September 29, 2008, the following proposal was submitted to our stockholders with the following results:
1.	Approval of conversion of Series B Mandatory Convertible Perpetual Cumulative Preferred Stock into common stock

For	Against	Abstain
29,918,335	282,526	70,983

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1
Certificate of Designations, Preferences and Rights of Series B Mandatory Convertible Perpetual Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on July 11, 2008)

3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on October 28, 2008)

4.1	Form of Subordinated Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on September 9, 2008)

4.2	First Amendment to Rights Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on October 28, 2008)

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

Exhibit
Number		Exhibit Description
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

31.1	*	Certification of Kenneth R. Dubuque pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	*	Certification of Ronald D. Murff pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	*	Certification of Kenneth R. Dubuque pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Ronald D. Murff pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guaranty Financial Group Inc. (Registrant)
By:	/s/ Ronald D. Murff
Senior Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2008